Form 10QSB
period 1996-05-31
BAB HOLDINGS INC
filed 1996-07-18
CIK 946713

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  May 31, 1996

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to _________________

         Commission file number:  0-27068

                               BAB Holdings, Inc.

                 (Name of small business issuer in its charter)

                  Illinois                                     36-3857339
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

  8501 West Higgins Road, Suite 320, Chicago, Illinois            60631
       (Address of principal executive offices)                (Zip Code)

Issuer's telephone number  (312) 380-6100



              (Former name, former address and former fiscal year,
                         if changed since last report.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.         Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,009,598 shares of Common Stock, as of June 30, 1996.




                                TABLE OF CONTENTS

                                                                            Page

PART I

Item 1.    Financial Statements...............................................1

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................8

PART II

Item 1.    Legal Proceedings.................................................14

Item 2.    Changes in Securities.............................................14

Item 3.    Defaults Upon Senior Securities...................................14

Item 4.    Submission of Matters to a Vote of Security Holders...............14

Item 5.    Other Information.................................................14

Item 6.    Exhibits and Reports on Form 8-K..................................14

SIGNATURE  16

INDEX TO EXHIBITS............................................................17



                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                               BAB Holdings, Inc.

                      Condensed Consolidated Balance Sheet

                                  May 31, 1996
                                   (Unaudited)


ASSETS
Current assets:
   Cash and cash equivalents, including
     restricted cash of $222,000                                $ 5,655,697
   Other current assets                                             594,707
                                                                -----------
Total current assets                                              6,250,404

Property, plant, and equipment, net of
  accumulated depreciation of $ 137,451                           1,363,554
Goodwill, net of accumulated
  amortization of $3,180                                          2,933,439
Other assets and other intangible assets,
  net of accumulated amortization of $67,319                        988,770
                                                                -----------
                                                                $11,536,167
                                                                ===========



LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Deferred franchise fee revenue                               $   611,500
   Current portion of long-term debt                                  7,249
   Other current liabilities                                        606,876
                                                                -----------
Total current liabilities                                         1,225,625

Long-term debt, less current portion                                  4,424

Shareholders' equity                                             10,306,118
                                                                -----------
                                                                $11,536,167
                                                                ===========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                               BAB Holdings, Inc.

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)



                                                         THREE MONTHS ENDED
                                                        MAY 31,      MAY 31,
                                                         1996          1995
                                                     -----------    -----------
REVENUES
Net sales by Company-owned stores                    $   548,828    $   113,651
Franchise fees                                           190,000        196,500
Royalty fees from franchised stores                      348,822        175,761
Other                                                     27,219          1,065
                                                     -----------    -----------
                                                       1,114,869        486,977

OPERATING COSTS AND EXPENSES
Company-owned stores:
    Food, beverage, and paper costs                      178,505         38,263
    Payroll-related expenses                             176,701         38,215
    Occupancy and other operating expenses               110,672         24,132
    Depreciation and amortization                         29,088          6,303
                                                     -----------    -----------
                                                         494,966        106,913
Selling, general, and administrative expenses:
   Payroll-related expenses                              289,717        185,995
   Professional service fees                             110,360         85,269
   Depreciation and amortization                          28,213          5,514
   Other                                                 216,854        140,979
                                                     -----------    -----------
                                                         645,144        417,757
                                                     -----------    -----------
                                                       1,140,110        524,670
                                                     -----------    -----------
Loss before interest                                     (25,241)       (37,693)
Interest expense                                            (183)        (7,775)
Interest income                                           90,256          1,431
                                                     -----------    -----------
Net income (loss)                                         64,832        (44,037)
Preferred stock dividends accumulated                       --           (3,791)
                                                     -----------    -----------
Net income (loss) attributable
  to common shareholders                             $    64,832    $   (47,828)
                                                     ===========    ===========
Net income (loss) attributable
 to common and common equivalent share:
     Primary                                         $      0.01    $     (0.01)
                                                     ===========    ===========
     Fully diluted                                   $      0.01    $     (0.01)
                                                     ===========    ===========
Average number of common and common equivalent
 shares used in calculation:
     Primary                                           7,350,290      3,324,301
                                                     ===========    ===========
     Fully diluted                                     7,381,545      3,401,741
                                                     ===========    ===========


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                               BAB Holdings, Inc.

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)



                                                            SIX MONTHS ENDED
                                                           MAY 31,     MAY 31,
                                                            1996        1995
                                                        ----------- -----------
REVENUES
Net sales by Company-owned stores                       $   784,999 $   210,420
Franchise fees                                              491,500     410,000
Royalty fees from franchised stores                         634,073     304,560
Other                                                        29,938       2,024
                                                        ----------- -----------
                                                          1,940,510     927,004

OPERATING COSTS AND EXPENSES
Company-owned stores:
    Food, beverage, and paper costs                         255,950      70,012
    Payroll-related expenses                                255,147      72,861
    Occupancy and other operating expenses                  187,288      49,096
    Depreciation and amortization                            48,025      12,543
                                                        ----------- -----------
                                                            746,410     204,512
Selling, general, and administrative expenses:
   Payroll-related expenses                                 584,467     386,517
   Professional service fees                                203,720     170,538
   Depreciation and amortization                             42,932      10,182
   Other                                                    408,526     266,564
                                                        ----------- -----------
                                                          1,239,645     833,801
                                                        ----------- -----------
                                                          1,986,055   1,038,313
                                                        ----------- -----------
Loss before interest                                        (45,545)   (111,309)
Interest expense                                             (4,155)    (15,337)
Interest income                                             193,344       2,460
                                                        ----------- -----------
Net income (loss)                                           143,644    (124,186)
Preferred stock dividends accumulated                          --        (5,944)
                                                        ----------- -----------
Net income (loss) attributable to common shareholders   $   143,644 $  (130,130)
                                                        =========== ===========
Net income (loss) attributable to common
 and common equivalent share:
   Primary                                              $      0.02 $     (0.04)
                                                        =========== ===========
   Fully diluted                                        $      0.02 $     (0.03)
                                                        =========== ===========
Average number of common and common equivalent
 shares used in calculation:
     Primary                                              7,178,219   3,055,801
                                                        =========== ===========
     Fully diluted                                        7,232,153   3,401,741
                                                        =========== ===========


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                               BAB Holdings, Inc.

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                            SIX MONTHS ENDED
                                                         MAY 31,       MAY 31,
                                                          1996          1995
                                                       -----------    ---------
OPERATING ACTIVITIES
Net cash (used for) provided by operating activities   $  (371,726)  $   58,280

INVESTING ACTIVITIES
Acquisition of assets                                   (2,075,157)        --
Purchases of other property, plant, and equipment         (264,100)     (78,153)
Other                                                     (162,591)       1,900
                                                       -----------    ---------
Net cash used for investing activities                  (2,501,848)     (76,253)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                   1,020,000         --
Other                                                     (169,738)       6,502
                                                       -----------    ---------
Net cash provided by financing activities                  850,262        6,502
                                                       -----------    ---------
Net decrease in cash and cash equivalents               (2,023,312)     (11,471)

Cash and cash equivalents at beginning of year           7,679,009      410,377
                                                       -----------    ---------
Cash and cash equivalents at end of period             $ 5,655,697    $ 398,906
                                                       ===========    =========


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                               BAB Holdings, Inc.

         Notes to Unaudited Condensed Consolidated Financial Statements



1.   BASIS OF PRESENTATION

BAB Holdings, Inc. (the Company) is an Illinois Corporation incorporated on November 25, 1992. The Company has a wholly owned subsidiary, BAB Systems, Inc. (Systems), an Illinois Corporation incorporated on December 2, 1992, which was established to franchise "Big Apple Bagels" stores. Systems Investments, Inc. (Investments) is a wholly owned subsidiary of Systems and was established to operate a Company-owned store that serves as the franchisee training facility. Investments owns a 50% interest in a joint venture which operates a franchise satellite store.

BAB Operations, Inc. (Operations), an Illinois Corporation, was incorporated on August 30, 1995. Operations, a wholly owned subsidiary of the Company, was established to own and operate Company-owned Big Apple Bagels stores. Brewster's Franchise Corporation (BFC), an Illinois Corporation, was incorporated on February 15, 1996. BFC, a wholly owned subsidiary of the Company, was established to franchise "Brewster's" coffee stores.

The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted account-ing principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading.

2.   STORES OPEN AND UNDER DEVELOPMENT

Stores which have been opened and unopened stores for which an agreement has been sold at May 31, 1996, are as follows:

Stores opened:
   Company-owned                                               7
   Franchisee-owned                                           79
    Licensed                                                  34
                                                     -------------------
                                                             120
Unopened franchised stores for which
  an agreement has been sold:
     Franchise agreement                                      29
     Area development agreement                               37
                                                     -------------------
                                                              66
                                                     -------------------
Total                                                        186
                                                     ===================

3.   NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHARE

All common stock and warrants issued on or before October 11, 1994 (i.e., within one year prior to the initial filing of the public offering), have been treated as outstanding shares for all periods presented. Prior to the issuance of such stock and warrants, the number of such shares included in each calculation of net income (loss) attributable to common share has been reduced by the number of shares that could have been purchased at the public offering price using the proceeds from the issuance. Subsequent to the issuance of such stock, only the actual number of such shares issued has been included in the calculations. The primary calculation of net income (loss) attributable to common and common equivalent share is based on the net income (loss) attributable to common shareholders and the weighted-average number of common and common equivalent shares outstanding during the period. The primary calculation of net income
(loss) attributable to common and common equivalent share does not include the convertible bonds and the convertible preferred stock because they are not common stock equivalents. The fully diluted calculation of net income (loss) attributable to common and common equivalent share assumes conversion at the beginning of the period of any convertible security converted during the period. Accordingly, the net income (loss) attributable to common shareholders was adjusted for preferred dividends accumulated and interest expense on securities converted during the period.


4.   EXERCISE OF UNDERWRITER'S OVER-ALLOTMENT

On January 2, 1996, the Company sold an additional 255,000 shares of Common Stock for a public offering price of $4.00 per share upon exercise in full of the underwriter's over-allotment option, for an aggregate of $1,020,000. Costs associated with the exercise of the over-allotment option totaled approximately $131,000, which included an underwriting discount of 9% of the offering amount, plus a non-accountable expense allowance of 3%, and other expenses. The net proceeds to the Company were approximately $889,000.

5.   ACQUISITIONS

Brewster's Coffee Company, Inc.

On February 2, 1996, the Company acquired certain assets, including trademark and franchise rights of Brewster's Coffee Company, Inc. (Brewster's) and formed the Brewster's Coffee division of the Company. In return, the Company: (1) canceled a $162,000 note receivable from Brewster's, (2) paid cash of approximately $63,000, and (3) granted the shareholders of Brewster's the right to receive shares of the Company's common stock based on a formula dependent in part on the operating profit of the Brewster's Coffee division during fiscal 1999. In addition, upon closing of the purchase agreement, the Company loaned the shareholders of Brewster's $100,000 at a rate of 10%. Payments are due monthly through March 1997 or earlier upon a specified event.

Bagels Unlimited, Inc.

On May 1, 1996, Systems exercised its option to purchase substantially all of the assets of Bagels Unlimited, Inc. (BUI), a Wisconsin corporation. This option was acquired in January 1996 in connection with a revolving line of credit extended to BUI by Systems. BUI, a franchisee of Systems, was engaged in the business of owning and operating five Big Apple Bagels stores and had the development rights for one additional store in the Milwaukee, Wisconsin area.

The assets acquired by Systems included all inventory, furniture, equipment, signage and improvements of the five Big Apple Bagels stores in operation. Additionally, Systems acquired all franchise and area development rights and other contractual rights owned by BUI, including BUI's interest in the leases for the five existing stores and the lease for the sixth store which is currently under construction.

The purchase of assets was completed in exchange for the following consideration: (a) the purchase price of $772,000, reduced by the outstanding principal and interest owed on the January 31, 1996 revolving line of credit issued by Systems to BUI, and increased by BUI's inventory on hand at cost, (b) 50,000 shares of Holdings' common stock, no par value, and (c) an option to purchase 100,000 shares of Holdings' common stock exercisable for 5 years commencing on May 1, 1996 at a $4.00 per share price. The purchase price was preliminarily allocated to assets of the Company based on the estimated fair value as of the date of the acquisition. The allocation was based on preliminary estimates which may be revised at a later date. The excess of consideration paid over the estimated fair value of net assets acquired in the amount of approximately $727,000 has been recorded as goodwill and is being amortized on a straight-line basis over 40 years.

Additionally, the two principals of BUI entered into a 6 year non-competition agreement with Holdings in exchange for total consideration of $100,000.

The following unaudited pro forma condensed financial information reflects the acquisition of BUI by the Company as if it had occurred on December 1, 1994. The Following interim period and quarter pro forma information is based on the historical unaudited consolidated statements of operations of the Company for the interim fiscal periods ended May 31, 1996 and 1995, and the unaudited statements of operations of BUI for the six months and three months ended May 31, 1996 and 1995. This unaudited condensed pro forma financial information should be read in conjunction with the historical financial statements and footnotes thereto of the Company which have been filed as part of Form 10-KSB for the fiscal year ended November 30, 1995, and in conjunction with the financial statements and footnotes of BUI for the fiscal year ended February 29, 1996 as filed as exhibit 10.27 to Form 8-K/A dated July 12, 1996.

This unaudited pro forma condensed financial information is not necessarily indicative of what the actual consolidated results of operations would have been if the acquisition of assets had been completed as set forth above, nor does it purport to represent the consolidated results of operations of the Company for future periods.

                                                               Pro Forma
                                       ---------------------------------------------------------
                                            Three Months Ended            Six Months Ended
                                       --------------------------    ---------------------------
                                         May 31,         May 31,        May 31,       May 31,
                                          1996            1995           1996           1995
                                       -----------    -----------    -----------    -----------
Revenues                               $ 1,607,432    $ 1,130,125    $ 3,033,108    $ 2,015,599
Operating costs and expenses             1,658,078      1,201,897      3,190,970      2,186,742
                                       -----------    -----------    -----------    -----------
Loss from operations                       (50,646)       (71,772)      (157,862)      (171,143)
Other income (expense), net                 81,259        (17,853)       168,871        (32,357)
                                       -----------    -----------    -----------    -----------
Net income (loss)                      $    30,613    $   (89,625)   $    11,009    $  (203,500)
Perferred stock dividend accumulated          --            3,791           --            5,944
                                       -----------    -----------    -----------    -----------
Net income (loss) attributable to
 common shareholders                   $    30,613    $   (93,416)   $    11,009    $  (209,444)
                                       ===========    ===========    ===========    ===========
Net income (loss) attributable to
 common share:
   Primary                             $      --      $     (0.03)   $      --      $     (0.07)
                                       ===========    ===========    ===========    ===========
   Fully diluted                       $      --      $     (0.03)   $      --      $     (0.06)
                                       ===========    ===========    ===========    ===========
Average number of shares used:
   Primary                               7,364,000      3,336,801      7,204,566      3,080,801
                                       ===========    ===========    ===========    ===========
   Fully diluted                         7,397,221      3,414,241      7,262,863      3,426,741
                                       ===========    ===========    ===========    ===========



Strathmore Bagels Franchise Corp.

On May 21, 1996, the Company completed the acquisition of the assets of Strathmore Bagels Franchise Corp. (Strathmore), a New York corporation. Strathmore is engaged in the business of distributing bagels and related products, at wholesale, and the collection of royalties on the related retail sale of those products pursuant to a 10 year license agreement, dated November 30, 1995 with Host International, Inc. (Host Marriott). At the time of the acquisition, Strathmore had licensing contracts with 19 bagel-deli units and 15 bagel cart / display units in several major airports and travel plazas in the United States. These bagel-deli and display units are operated by Host Marriott.

The assets acquired by Holdings include the licensing contracts with Host Marriott and the individual contracts for each facility, supply contracts, equipment leases and other contractual arrangements with vendors. Additionally, Holdings acquired the machinery, equipment and improvements owned by Strathmore and located in the Host Marriott facilities.

The purchase of the assets was completed in exchange for the following consideration: (a) $850,000 in cash paid at closing; (b) an option to purchase 625,000 shares of Holdings' common stock, no par value, exercisable during a period commencing on May 21, 1997 and ending on May 21, 1999 (312,500 shares exercisable from May 21, 1997 and all shares exercisable from May 21, 1998) at an exercise price of $6.17 per share; and (c) additional consideration based on the number of and gross sales volumes of additional units opening.

The purchase price was preliminarily allocated to assets of the Company based on the estimated fair value as of the date of the acquisition. The allocation was based on preliminary estimates which may be revised at a later date. The excess of consideration paid over the estimated fair value of net assets acquired in the amount of approximately $2,210,000 has been recorded as goodwill and is being amortized on a straight-line basis over 40 years.

7.   STOCK SPLIT

On March 28, 1996, the Board of Directors declared a 50% stock split effected in the form of a dividend payable to shareholders of record on April 12, 1996 and distributed on April 26, 1996. Fractional shares were settled in cash based on the average of the closing bid and asked prices as reported during the two business days immediately preceding the record date. All share information has been adjusted to reflect the April 1996 stock split.

8.    SUBSEQUENT EVENTS

On June 26, 1996, the Company entered into a letter of intent to acquire the assets of the American Bagel Company and AlMike Enterprises, Inc. (collectively known as Chesapeake Bagel Bakery (or Chesapeake)), together with all of Chesapeake's assets relating to the operation of company-owned and franchised bagel stores. The Company is currently involved in due diligence procedures and in negotiations in the drafting of the definitive purchase agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The selected financial data contained herein have been derived from the condensed consolidated financial statements of BAB Holdings, Inc. (the Company) included in Item 1. above. The data should be read in conjunction with the condensed consolidated financial statements and notes thereto.

Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding the development of the Company's business, the markets for the Company's products, anticipated capital expenditures, and the effects of completed and proposed acquisitions, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

GENERAL

         The Company is primarily engaged in the business of franchising "Big Apple Bagels" bagel stores. The first Company-owned store was opened in July 1993 and the second Company-owned store opened in September 1995. With the proceeds of the Company's November 1995 initial public offering, the Company intends to significantly increase its Company-owned store operations in fiscal 1996 through new development and acquisitions, as well as to continue expansion of the franchise operations. In February 1996, the Company acquired the assets of Brewster's Coffee Company, Inc. and began dual branding Big Apple Bagels bagels and Brewster's coffee products as well as developing Brewster's Coffee franchised stores.

         Since July 1993, the Company has offered single store and area development Big Apple Bagels franchises throughout the United States and Canada. The Company is currently permitted to offer and sell its Big Apple Bagels franchises in 48 states in the United States and in most Canadian provinces and, as of May 31, 1996, had sold a total of 143 Big Apple Bagels franchise stores through franchise and area development agreements in 22 U.S. states and Canada. The 143 Big Apple Bagels franchise stores sold as of May 31, 1996, include 37 units under area development agreements for which franchise agreements are not yet signed. On May 31, 1996, 77 Big Apple Bagels franchise stores were operating in 17 U.S. states and Canada.

         In its February 1996 acquisition of Brewster's Coffee Company, Inc., the Company also acquired the rights to two Brewster's franchised units which are currently in operation. The Company recently completed the process of registering to sell Brewster's franchises in the United States and Canada and in June 1996, included the Brewster's concept in a national franchise sales advertising campaign.

         From inception in November 1992 through May 31, 1996, the Company and its franchise system have grown to seven Company-owned and 79 franchised stores in operation, including two Brewster's units. This rapid expansion in franchise operations significantly affects the comparability of results of operations of the Company in several ways, particularly in the recognition of initial franchise fee revenue which is currently $20,000 for an initial Big Apple Bagels franchise store and $17,500 for an initial Brewster's Coffee franchise store. In accordance with generally accepted accounting principles, initial franchise fee revenue and the direct, incremental costs associated with such revenue, are deferred until an individual franchise store is opened. However, prior to such revenue recognition, the Company, as a growing franchise system, incurs significant indirect administrative, promotional and training expenses which are not deferred.

         The Company's revenues are derived primarily from the operations of the Company-owned stores, initial franchise fees and ongoing royalty fees paid to the Company by its franchisees, and from interest income on cash balances. Revenues have fluctuated from quarter-to-quarter depending on, among other things, store openings and related revenues. As the total number of Company-owned and franchise stores increases, the relative effects of franchise store openings on the results of operations for any period should decrease.

         Management anticipates that overall revenues will continue to increase significantly in the second half of fiscal year 1996 if the additional Company-owned units are opened, as planned, and if the expansion of franchise units in operation continues. The Brewster's acquisition also enables the Company to provide Company-owned stores, franchised stores and a number of wholesale accounts with Brewster's coffee, a high quality, freshly roasted arabica coffee bean. Throughout the second quarter of fiscal 1996, the Company offered the Brewster's Coffee program to its existing franchise stores, often replacing more expensive national brands, and was pleased that over 70% of the franchise system had completed the implementation of the program. The Company anticipates that sales of Brewster's Coffee to Big Apple Bagels franchisees and several other wholesale customers will become more significant by the end of fiscal 1996 and that these revenues will exceed directly related expenses.

         Additionally, the May 1996 acquisition of the assets of Strathmore Bagels Franchise Corp. marks the Company's entry into the "par-baked" bagel business -- the sale of a partially baked and then frozen bagel to non-traditional retail units (e.g., airports, hospitals, schools, malls etc.). Generally, the production of the fresh "from scratch" Big Apple Bagels bagel is often not efficient in these types of locations. Customers at these units are generally buying a single bagel to eat immediately rather than the dozens of bagels which are often sold at the traditional retail store.

         Through the Strathmore acquisition, the Company acquired a licensing contract with Host International, Inc. (Host Marriott) which added Big Apple Bagels as the only approved bagel / deli concept in Host Marriott's portfolio of nationally branded restaurant concepts which are operated in airports, travel plazas and casinos. The Company is in the process of converting the 34 existing Strathmore Bagels units which are owned and operated by Host Marriott into Big Apple Bagels units. These licensed units pay a 3% royalty based on unit retail sales and purchase the par-baked bagels through the Company. The Company anticipates that additional revenues will be generated through the sale of par-baked bagels; an example of which is the June 1996 licensing contract signed with Mrs. Field's Cookies. Representatives of the Mrs. Field's organization expect that Big Apple Bagels bagels will be sold in 250 - 300 Mrs. Field's retail outlets by the end of 1996.

         Total food, beverage and paper costs and total labor and other store overhead costs will increase as additional Company-owned stores are opened. However, because the Company expects to negotiate additional volume discounts from vendors, operating costs per store are expected to improve over that experienced to date in the first two Company-owned stores. Management anticipates additional savings will be realized as a result of its decision to purchase all food, beverage and paper products from one national distributor which began in May 1996. Further, the Company anticipates that both franchised and Company-owned stores will continue to benefit from purchasing Brewster's coffee over other, more expensive, premium branded coffee products that had been purchased in the past.

         Management believes that the anticipated growth in franchise operations during the remainder of fiscal year 1996 can be supported by the hiring of relatively few additional field support and administrative personnel. While the growth anticipated in the Company-owned store operations will require additional personnel, management believes the majority of these individuals are store personnel and store managers. Management also believes that professional fees should decrease as a percentage of revenues within the next fiscal year. Further, franchise-related expenses, or those direct expenses incurred with the sale and opening of a franchise store which are expensed upon the opening of the franchise store, are expected to increase, in total, as the number of franchise store openings increases; but are expected to decrease on a per store basis, reflecting efficiencies resulting from increases in volume.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 31, 1996 VERSUS THE THREE MONTHS ENDED MAY 31, 1995

         Total revenues increased 129% to $1,115,000 for the three months ended May 31, 1996 from the year-ago quarter. A substantial portion of the increase in revenues is attributable to sales from Company-owned stores which rose over 383% to $549,000 for the three months ended May 31, 1996 versus $114,000 in the previous year. On May 1, 1996, the Company completed the acquisition of five franchised Big Apple Bagels stores in the Milwaukee market bringing the total number of Company-owned stores in operation to 7 versus 1 at May 31, 1995. Royalty revenues rose by $173,000, or 98%, primarily as a result of the greater number of franchised stores operating during the first quarter of fiscal 1996 -- 79 on May 31, 1996 versus 43 on May 31, 1995. The unaudited pro forma condensed financial information presented in the notes to the condensed consolidated financial statements reflects the effects of the acquisition of BUI as if the transaction had occurred on December 1, 1994. Pro forma revenues for the three months ended May 31, 1996 increased $477,000 or 42% from the year-ago quarter due, in part, to increased sales volumes of the Milwaukee-based stores as well as the addition of the fifth store open during the 1996 period and a full quarter's sales activity for the fourth store which had opened in April 1995.

         Cost of food, beverage and paper related to the Company-owned stores decreased to 32.5% from 33.7% in the year-ago period. The Company anticipates that as the number of Company-owned stores continues to increase, it will be able to further benefit from volume discounts for the purchase of food, beverage and paper products as well as savings experienced from using one national distributor of product to both Company-owned and franchised stores.

         Total operating costs and expenses relative to Company-owned stores decreased to 90% of store revenues versus 94% in the year-ago quarter and cash flow from store operations improved to 15% from 11% in the year-ago quarter. While management was pleased with the improvement, they anticipate further improvement, in results of store operations with the implementation of cost-saving programs in the five Milwaukee-based stores which were purchased on May 1, 1996. Pro forma operating costs and expenses increased $456,000 or 38% from the year ago quarter due, in part, to the related increase in store sales volumes, the amortization of goodwill and other intangibles recorded in connection with the acquisition, and certain administrative costs incurred within the BUI organization. A significant portion of the administrative expenses incurred by the BUI organization are currently available from the Company and thus, are not anticipated to have a significant impact upon ongoing operations of the Company.

         Total selling, general and administrative expenses rose 54% in the current fiscal quarter -from $418,000 for the three months ended May 31, 1995 to $645,000 for the three months ended May 31, 1996. Approximately $104,000 of this increase is due to the hiring of additional personnel to support the growth in Company-owned store and franchise operations and salary increases granted to several management-level employees in November 1995. The remainder of the increase can be attributed to additional costs incurred at the corporate headquarters to support the increased number of corporate employees which totaled 24 at May 31, 1996 versus 17 at May 31, 1995. Additionally, administrative overhead costs were incurred to support the increased base of franchise stores open and in development which totaled 145 at May 31, 1996 versus 89 at May 31, 1995. While total selling, general and administrative costs increased, these expenses declined from 86% of total revenues in the three months ended May 31, 1995 to 58% of total revenues in the three months ended May 31, 1996. Although there can be no assurance that the cost percentages will continue to show improvement, management believes that the anticipated growth in franchise operations can be supported with relatively limited increases in corporate overhead and that the revenues generated from these expanded operations combined with that of Company store operations will exceed anticipated costs.

         Net interest income totaled approximately $90,000 in the first quarter of fiscal 1996 versus net expense of approximately $6,000 in the 1995 period. Substantial income was generated from the short-term investment of a portion of the net proceeds of the Company's November 1995 initial public offering and the January 1996 exercise of the underwriter's over-allotment exercise which, together, totaled approximately $7.2 million. At May 31, 1996, the Company's cash balance totaled approximately $5.7 million.

         The Company generated net income attributable to common shareholders of approximately $65,000 or $.01 per common and common equivalent share for the three months ended May 31, 1996, as compared to a net loss attributable to common shareholders of approximately $(48,000) or $(.01) per common and common equivalent share for the three months ended May 31, 1995. The average number of shares outstanding increased 121% to 7,350,290 from 3,324,301 during the respective periods resulting primarily from the August 1995 private placement of 508,475 shares of common stock, the November 1995 initial public offering of
2.55 million shares of common stock, and the January 1996 issuance of 382,500 shares of common stock resulting from the exercise of the underwriter's over-allotment option. The share information has been adjusted to reflect the three-for-two stock split effected in the form of a 50% dividend which was declared by the Company's Board of Directors on March 28, 1996 to shareholders of record on April 12, 1996 and distributed on April 26, 1996. Had the BUI acquisition occurred on December 1, 1994, the pro forma net income attributable to common shareholders for the three months ended May 31, 1996 would have been $31,000 or nil per common and common requivalent share, as compared to a net loss of $(93,000) or $(.03) per common and common equivalent share in the year-ago quarter. The pro forma average number of shares outstanding during the three months ended May 31, 1996 was 7,364,000 versus 3,336,801 in the 1995 period.

SIX MONTHS ENDED MAY 31, 1996 VERSUS THE SIX MONTHS ENDED MAY 31, 1995

         Total revenues increased 109% to $1,941,000 for the six months ended May 31, 1996 from the year-ago quarter. A substantial portion of the increase in revenues is attributable to sales from Company-owned stores which rose over 273% to $785,000 for the six months ended May 31, 1996 versus $210,000 in the previous year. On May 1, 1996, the Company completed the acquisition of five franchised Big Apple Bagels stores in the Milwaukee market bringing the total number of Company-owned stores in operation to 7 versus 1 at May 31, 1995. Royalty revenues rose by $329,000, or 108%, primarily as a result of the greater number of franchised stores operating during the fiscal 1996 period of fiscal 1996 -- 79 on May 31, 1996 versus 43 on May 31, 1995. The unaudited pro forma condensed financial information presented in the notes to the condensed consolidated financial statements reflects the effects of the acquisition of BUI as if the transaction had occurred on December 1, 1994. Pro forma revenues for the six months ended May 31, 1996 increased $1,018,000 or 50% from the year-ago period due, in part, to increased sales volumes of the Milwaukee-based stores as well as the addition of the fifth store opened in April 1995.

         Cost of food, beverage and paper related to the Company-owned stores decreased to 32.6% from 33.3% in the year-ago period. The Company anticipates that as the number of Company-owned stores continues to increase, it will be able to further benefit from volume discounts for the purchase of food, beverage and paper products as well as savings experienced from using one national distributor of product to both Company-owned and franchised stores.

         Total operating costs and expenses relative to Company-owned stores for the six months ended May 31, 1995 improved only slightly from those incurred during the six months ended May 31, 1995. Compared to the more significant differences noted in comparing the three months ended May 31 in the two fiscal years, management was pleased by the effects of the addition of six Company-owned stores since May 31, 1995 and anticipate further improvement in results of store operations with the implementation of cost-saving programs in the five Milwaukee-based stores which were purchased on May 1, 1996. Pro forma operating costs and expenses increased $1,004,000 or 46% from the year ago period due, in part, to the related increase in store sales volumes, the amortization of goodwill and other intangibles recorded in connection with the acquisition, and certain administrative costs incurred with the BUI organization. A significant portion of the administrative expenses incurred by the BUI organization are currently available from the Company and thus, are not anticipated to have a significant impact upon ongoing operations of the Company.

         Total selling, general and administrative expenses rose by $406,000 from $834,000 for the six months ended May 31, 1995 to $1,240,000 for the six months ended May 31, 1996. Approximately $198,000 of this increase is due to the hiring of additional personnel to support the growth in Company-owned store and franchise operations and salary increases granted to several management-level employees in November 1995. The remainder of the increase can be attributed to additional costs incurred at the corporate headquarters to support the increased number of corporate employees which totaled 24 at May 31, 1996 versus 17 at May 31, 1995. Additionally, administrative overhead costs were incurred to support the increased base of franchise stores open and in development which totaled 145 at May 31, 1996 versus 89 at May 31, 1995. While total selling, general and administrative costs increased, these expenses declined from 90% of total revenues in the six months ended May 31, 1995 to 64% of total revenues in the six months ended May 31, 1996. Although there can be no assurance that the cost percentages will continue to show improvement, management believes that the anticipated growth in franchise operations can be supported with relatively limited increases in corporate overhead and that the revenues generated from these expanded operations combined with that of Company store operations will exceed anticipated costs.

         Net interest income totaled approximately $189,000 in the first quarter of fiscal 1996 versus net interest expense of approximately $13,000 in the 1995 period. Substantial income was generated from short-term investment of a portion of the net proceeds of the Company's November 1995 initial public offering and the January 1996 exercise of the underwriter's over-allotment exercise which, together, totaled approximately $7.2 million. At May 31, 1996, the Company's cash balance totaled approximately $5.7 million.

         The Company generated net income attributable to common shareholders of approximately $144,000 or $.02 per common and common equivalent share for the six months ended May 31, 1996, as compared to a net loss attributable to common shareholders of approximately $(130,000) or $(.04) per common and commnon equivalent share for the six months ended May 31, 1995. The average number of shares outstanding increased 135% to 7,178,219 from 3,055,801 during the respective periods resulting primarily from the August 1995 private placement of 508,475 shares of common stock, the November 1995 initial public offering of
2.55 million shares of common stock, and the January 1996 issuance of 382,500 shares of common stock resulting from the exercise of the underwriter's over-allotment option. The share information has been adjusted to reflect the three-for-two stock split effected in the form of a 50% dividend which was declared by the Company's Board of Directors on March 28, 1996 to shareholders of record on April 12, 1996 and distributed on April 26, 1996. Had the BUI acquisition occurred on December 1, 1994, the pro forma net income attributable to common shareholders for the six months ended May 31, 1996 would have been $11,000 or nil per common and common equivalent share, as compared to a net loss of $(209,000) or $(.07) per common and common equivalent share in the year-ago period. The pro forma average number of shares outstanding during the six months ended May 31, 1996 was 7,204,566 versus 3,080,801 in the 1995 period.

LIQUIDITY AND CAPITAL RESOURCES

         The Company experienced a negative cash flow from operating activities for the six months ended May 31, 1996 of approximately $372,000 versus a net positive cash flow of approximately $58,000 for the 1995 period. The use of funds by operating activities during the six months ended May 31, 1996 can primarily be attributed to the decrease in deferred franchise fee revenue of $191,000 and an increases in notes receivable and accounts receivable of $94,000 and $73,000, respectively.

         Cash used for investing activities during the six months ended May 31, 1996 totaled $2,501,000, which consisted primarily of the following acquisitions: (i) the February 1996 acquisition of the assets of Brewster's Coffee Company, Inc., including the Brewster's coffee trademark and other intangible assets of approximately $148,000 and the purchase of two free-standing, double drive through units totaling $90,000, (ii) the May 1996 acquisition of the assets of Bagels Unlimited, Inc. which included five existing Big Apple Bagels stores operating in Milwaukee, Wisconsin for $975,000, and
(iii) the May 1996 acquisition of the assets of Strathmore Bagels Franchise Corp. which included a licensing agreement with Host Marriott and contract rights related to 34 licensed units which are owned and operated by Host Marriott for $862,000. During the six months ended May 31, 1995, cash used for investing activities totaled approximately $76,000 and consisted primarily of miscellaneous purchases of property, plant and equipment at the corporate headquarters.

         In December 1995, the Company issued one additional $10,000 convertible bond, which bore interest at 8% per annum, payable on a semi-annual basis; bringing the total balance of convertible bonds outstanding to $370,000. On December 29, 1995, the Company notified bondholders of its intent to redeem the outstanding principal balance. Bondholders elected to convert $200,160 of principal to 75,060 shares of Common Stock (shares adjusted for the April stock split). The remaining bonds were redeemed for approximately $31,000 in February 1996.

         On January 2, 1996, the Company sold an additional 382,500 shares of Common Stock for a public offering price of $2.66 per share upon exercise in full of the underwriter's over-allotment option, for an aggregate of $1,020,000 (price and shares adjusted for the April stock split). Costs associated with the exercise of the over-allotment option totaled approximately $131,000, which included an underwriting discount of 9% of the offering amount, plus a non-accountable expense allowance of 3%, and other expenses. The net proceeds to the Company were approximately $889,000.

         While the Company believes that its capital is sufficient to achieve its proposed internal expansion of Company-owned and franchise stores through 1996, the development of additional Company-owned stores following the expenditure of the net proceeds of its recently completed public offering may be financed from operations, equipment and/or construction financing, and, potentially, future equity or debt financing. Additionally, the Company is currently finalizing its plan to finance the potential acquisition of Chesapeake Bagel Bakery which was announced in June of 1996. Chesapeake is the fourth largest bagel chain in the nation with over 130 franchised units and 8 company-owned stores currently in operation.




                                     PART II
ITEM 1.  LEGAL PROCEEDINGS

         On April 16, 1996, Systems filed an arbitration action against a franchisee for breach of its franchise agreement for refusal to submit required sales reports and pay royalty fees and contributions to the National Marketing Fund. The franchisee filed suit in the Circuit Court of Cook County, Illinois against Systems and its officers and directors on April 19, 1996. The franchisee alleges that the Company misrepresented the initial investment required to establish a store and made untrue and unauthorized earnings claims in violation of the Illinois Franchise Disclosure Act. Plaintiffs seek rescission of the franchise agreement, damages of $600,000 and punitive damages in the amount of $6,000,000.

         Management believes the case is without merit and on May 28, 1996, filed a motion to stay litigation in order to compel the plaintiffs to have their claims heard in arbitration as so indicated by the provisions of the franchise agreement.

ITEM 2.  CHANGES IN SECURITIES

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

         The following reports on Form 8-K were filed by the Company during the fiscal quarter ended May 31, 1996 and from such quarter end to the date of this report:

Form 8-K filed on May 15, 1996 regarding the acquisition of the assets of Bagels Unlimited, Inc.

Form 8-K filed on June 5, 1996 regarding the acquisition of the assets of Strathmore Bagels Franchise Corp.

Form 8-K/A filed on July 12, 1996 amending the May 15, 1996 Form 8-K filing regarding the acquisition of the assets of Bagels Unlimited, Inc.

EXHIBITS

         The following exhibits are filed herewith.

Exhibit
   No.    Description of Exhibit

  *3.1    Amended Articles of Incorporation of the Company

  *3.2    Bylaws of the Company, as amended

  *4.1    Form of Stock Certificate evidencing Common Stock, no par value

  *4.2    Forms of Lock-up Agreement executed by certain shareholders

  *4.3    Form of 8% Convertible Bond due July 1, 2002

  *4.4    Amended Form of Investor Warrant

  *4.5    Subscription Agreement with The Investor dated August 31, 1995

  *4.6 Escrow Agreement with the Minnesota Department of Commerce with respect to the Investor Warrant

 *10.1    Form of Franchise Agreement

 *10.2    Form of Franchise Agreement - Satellite

 *10.3    Form of Franchise Agreement - Wholesale

 *10.4    Form of Area Development Agreement

 *10.5    Confidentiality and Non-Competition Agreement with Franchisees

 *10.6    Form of Confidentiality Agreement with Employees

 *10.7 Licensing Agreement dated November 20, 1992 between the Company and Big Apple Bagels, Inc.

 *10.8 Assignment of Royalty Mark & Trademark to the Company by Big Apple Bagels, Inc. dated November 20, 1992

 *10.9 Agreement dated September 14, 1995 among the Company, Big Apple Bagels, Inc. and Paul C. Stolzer

 *10.10 Leases dated November 2, 1994 and February 14, 1995 for principal executive office

 *10.11   1995 Long-Term Incentive and Stock Option Plan

 *10.12   1995 Outside Directors Stock Option Plan

 *10.13 Settlement Agreement with Timothy Williams d/b/a Big Apple Deli and Stipulated Dismissal with Prejudice

**10.14 Consulting agreement dated February 16, 1996 between Paul C. Stolzer and BAB Holdings, Inc.

**10.15 Asset purchase agreement dated February 2, 1996 between BAB Holdings, Inc., Brewster's Coffee Company, Inc. and Peter D. Grumhaus

**10.16 $550,000 Revolving line of credit loan dated January 31, 1996 (executed February 12, 1996) by BAB Systems, Inc. to Bagels Unlimited Inc.

 ^10.17 Asset Purchase Agreement by and among BAB Systems, Inc., Bagels Unlimited, Inc. and Donald Nelson and Mary Ann Varichak dated May 1, 1996 (without schedules)

 ^10.18 Non Competition Agreement by and among BAB Holdings, Inc. and Donald Nelson and Mary Ann Varichak dated May 1, 1996

 ^10.19 Stock Option Agreement between BAB Holdings, Inc. and Bagels Unlimited, Inc. dated May 1, 1996

 ^10.20 Registration Rights Agreement between BAB Holdings, Inc. and Bagels Unlimited, Inc. dated May 1, 1996

^^10.21 Asset Purchase Agreement by and between BAB Holdings, Inc. and Strathmore Bagels Franchise Corp. dated May 21, 1996 (without schedules)

^^10.22 Stock Option Agreement dated May 21, 1996 between BAB Holdings, Inc. and Strathmore Bagels Franchise Corp. dated May 21, 1996

^^10.23 Registration Rights Agreement dated May 21, 1996 between BAB Holdings, Inc. and Strathmore Bagels Franchise Corp. dated May 21, 1996

^^10.24 Non-Competition Agreement dated May 21, 1996 between BAB Holdings, Inc. and Strathmore Bagels Franchise Corp., Jack Freedman and Glen Stuerman dated May 21, 1996

^^10.25 Memorandum of Understanding Regarding Form of License Agreement effective November 30, 1995 between Strathmore Bagels Franchise Corp. and Host International, Inc.

^^10.26   Consent to Assignment between Strathmore Bagels Franchise Corp.
          and Host International, Inc. dated March 13, 1996 (as amended May 21,
          1996)

 ^10.27 Historical Financial Statements of Bagels Unlimited, Inc. for the periods ended February 29, 1996 and February 28, 1995

  11.0    Computation of earnings per share

**21.1    Subsidiaries of BAB Holdings, Inc.

  27.01   Financial Data Schedule



*         Incorporated herein by reference to the exhibits of the same Exh. No.
          filed as a part of Registration Statement on Form SB-2, Commission File No. 33-98060C, effective November 27, 1995.

**        Incorporated herein by reference to the exhibits of the same Exh. No.
          filed as a part of the Form 10-KSB for the fiscal year ended November 30, 1995 which was filed on or about February 26, 1996.

^         Incorporated herein by reference to the exhibits of the same Exh. No.
          filed as a part of the Form 8-K/A which was filed on or about July 12, 1996.

^^        Incorporated herein by reference to the exhibits of the same Exh. No.
          filed as a part of the Form 8-K which was filed on or about June 5, 1996.






SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               BAB HOLDINGS, INC.


Dated:  July 18, 1996            By:  /s/ THEODORE P. NONCEK
                                     --------------------
                                     Theodore P. Noncek, Chief Financial Officer
                                     (Principal accounting and financial
                                     officer)




INDEX
NUMBER                              DESCRIPTION                           PAGE #

11.0                    Computation of earnings per share
27.01