Form 10QSB
period 1996-08-31
BAB HOLDINGS INC
filed 1996-10-15
CIK 946713

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  August 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to _________________

         Commission file number:  0-27068


                               BAB Holdings, Inc.
-------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


            Illinois                                     36-3857339
-------------------------------------------------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


   8501 West Higgins Road, Suite 320, Chicago, Illinois            60631
-------------------------------------------------------------------------------
       (Address of principal executive offices)                  (Zip Code)


Issuer's telephone number  (312) 380-6100



-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,143,069 shares of Common Stock, as of September 30, 1996.



                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I

Item 1.    Financial Statements.............................................1

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................8

PART II

Item 1.    Legal Proceedings............................................... 13

Item 2.    Changes in Securities............................................13

Item 3.    Defaults Upon Senior Securities..................................14

Item 4.    Submission of Matters to a Vote of Security Holders..............14

Item 5.    Other Information................................................14

Item 6.    Exhibits and Reports on Form 8-K.................................14

SIGNATURE.................................................................  16

INDEX TO EXHIBITS...........................................................17




                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                               BAB Holdings, Inc.

                      Condensed Consolidated Balance Sheet

                                 August 31, 1996
                                   (Unaudited)

ASSETS
Current assets:
   Cash and cash equivalents, including restricted cash of $174,000           $ 4,730,829
   Other current assets                                                           943,671
                                                                              -----------
Total current assets                                                            5,674,500

Property, plant, and equipment, net of accumulated depreciation of $197,662     1,994,424
Goodwill, net of accumulated amortization of $14,214                            1,889,361
Other assets and intangible assets, net of accumulated amortization of $112,747
                                                                                1,612,113
                                                                              -----------

                                                                              $11,170,398
                                                                              ===========


LIABILITIES AND SHAREHOLDERS' EQUITY Current liabilities:
   Deferred franchise fee revenue                                             $   703,400
   Current portion of long-term debt                                                7,099
   Other current liabilities                                                    1,049,144
                                                                              -----------
Total current liabilities                                                       1,759,643

Long-term debt, less current portion                                                2,824

Shareholders' equity                                                            9,407,931
                                                                              -----------
                                                                              $11,170,398
                                                                              ===========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                               BAB Holdings, Inc.

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)

                                                               THREE MONTHS ENDED
                                                           AUGUST 31,      AUGUST 31,
                                                             1996             1995
                                                          -----------     -----------
REVENUES
Net sales by Company-owned stores                         $ 1,180,940     $   130,019
Royalty fees from franchised stores                           374,325         218,308
Franchise and area development fees                           316,831         144,000
Licensing fees and other                                       94,827             445
                                                          -----------     -----------
                                                            1,966,923         492,772
OPERATING COSTS AND EXPENSES Company-owned stores:
    Food, beverage, and paper costs                           430,324          45,121
    Payroll-related expenses                                  414,907          38,376
    Occupancy and other operating expenses                    239,893          29,953
    Depreciation and amortization                              60,869           6,846
                                                          -----------     -----------
                                                            1,145,993         120,296
Selling, general, and administrative expenses:
   Payroll-related expenses                                   348,508         225,722
   Professional service fees                                   89,326          85,269
   Depreciation and amortization                               55,804           5,581
   Other                                                      246,892         139,999
                                                          -----------     -----------
                                                              740,530         456,571
                                                          -----------     -----------
                                                            1,886,523         576,867
                                                          -----------     -----------
Income (loss) before interest                                  80,400         (84,095)
Interest expense                                                  191           9,525
Interest income                                                68,234           2,186
                                                          -----------     -----------
Net income (loss) attributable to common shareholders     $   148,443     $   (91,434)
                                                          ===========     ===========
Net income (loss) attributable to common and common
   equivalent share:
     Primary                                              $      0.02     $     (0.03)
                                                          ===========     ===========
     Fully diluted                                        $      0.02     $     (0.02)
                                                          ===========     ===========
Average number of common and common equivalent shares
   used in calculation:
     Primary                                                7,245,405       3,509,261
                                                          ===========     ===========
     Fully diluted                                          7,648,941       3,523,094
                                                          ===========     ===========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                               BAB Holdings, Inc.

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)

                                                               NINE MONTHS ENDED
                                                           AUGUST 31,      AUGUST 31,
                                                              1996            1995
                                                          -----------     -----------
REVENUES
Net sales by Company-owned stores                         $ 1,965,939     $   340,439
Royalty fees from franchised stores                         1,008,398         522,868
Franchise and area development fees                           808,331         554,000
Licensing fees and other                                      124,765           2,469

                                                          -----------     -----------
                                                            3,907,433       1,419,776
OPERATING COSTS AND EXPENSES Company-owned stores:
    Food, beverage, and paper costs                           686,274         115,133
    Payroll-related expenses                                  670,054         111,237
    Occupancy and other operating expenses                    427,181          79,049
    Depreciation and amortization                             108,894          19,389
                                                          -----------     -----------
                                                            1,892,403         324,808
Selling, general, and administrative expenses:
   Payroll-related expenses                                   932,975         612,239
   Professional service fees                                  293,046         255,807
   Depreciation and amortization                               98,737          15,763
   Other                                                      655,417         406,563
                                                          -----------     -----------
                                                            1,980,175       1,290,372
                                                          -----------     -----------
                                                            3,872,578       1,615,180
                                                          -----------     -----------
Income (loss) before interest                                  34,855        (195,404)
Interest expense                                                4,346          24,862
Interest income                                               261,578           4,646
                                                          -----------     -----------
Net income (loss)                                             292,087        (215,620)
Preferred stock dividends accumulated                            --            (4,000)
                                                          -----------     -----------
Net income (loss) attributable to common shareholders     $   292,087     $  (219,620)
                                                          ===========     ===========
Net income (loss) attributable to common and common
   equivalent share:
     Primary                                              $      0.04     $     (0.07)
                                                          ===========     ===========
     Fully diluted                                        $      0.04     $     (0.06)
                                                          ===========     ===========
Average number of common and common equivalent shares
   used in calculation:
     Primary                                                7,250,672       3,209,345
                                                          ===========     ===========
     Fully diluted                                          7,337,226       3,445,797
                                                          ===========     ===========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                               BAB Holdings, Inc.

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                 NINE MONTHS ENDED
                                                            AUGUST 31,       AUGUST 31,
                                                               1996             1995
                                                           -----------      -----------
OPERATING ACTIVITIES
Net cash provided by operating activities                  $    88,137      $    78,369

INVESTING ACTIVITIES
Acquisition of assets                                       (2,103,008)              --
Purchases of property, plant and equipment                    (955,181)        (154,377)
Loans to franchisees                                          (578,902)              --
Purchases of short-term investments                                 --         (300,000)
Other                                                         (247,439)           1,900
                                                           -----------      -----------
Net cash used for investing activities                      (3,884,530)        (452,477)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                       1,020,000           19,287
Proceeds from issuance of common stock with put option              --          300,000
Proceeds from issuance of notes payable                             --          500,000
Other                                                         (171,787)         (80,062)
                                                           -----------      -----------
Net cash provided by financing activities                      848,213          739,225
                                                           -----------      -----------
Net increase (decrease) in cash and cash equivalents        (2,948,180)         365,117

Cash and cash equivalents at beginning of period             7,679,009          410,377

                                                           ===========      ===========
Cash and cash equivalents at end of period                   4,730,829      $   775,494
                                                           ===========      ===========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                               BAB Holdings, Inc.

         Notes to Unaudited Condensed Consolidated Financial Statements


1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements represent the financial activity of BAB Holdings, Inc. (the Company or Holdings) and its wholly-owned subsidiaries BAB Systems, Inc.(Systems), BAB Operations, Inc.(Operations) and Brewster's Franchise Corporation (BFC); and the wholly-owned subsidiary of Systems, Systems Investments, Inc. (Investments). Systems franchises the "Big Apple Bagels" concept specialty bagel store and, through Investments, its wholly-owned subsidiary, operates a Big Apple Bagels store which was originally utilized as a franchise training facility. Operations was formed to operate Company-owned Big Apple Bagels stores including one currently utilized by Systems as the franchise training facility. BFC was established on February 15, 1996 to franchise "Brewster's Coffee" concept coffee stores.

The interim financial data is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading.


2.   STORES OPEN AND UNDER DEVELOPMENT

Stores which have been opened and unopened stores for which an agreement has been sold at August 31, 1996, are as follows:

Stores opened:
   Company-owned                                      10
   Franchisee-owned                                   91
   Licensed                                           34
                                                 -------
                                                     135
Unopened franchised stores for which an
   agreement has been sold:
     Franchise agreement                              33
     Area development agreement                       39
                                                 -------
                                                      72
                                                 =======
Total                                                207
                                                 =======


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


5.    ACQUISITIONS

Brewster's Coffee Company, Inc.

On February 2, 1996, the Company acquired certain assets, including trademark and franchise rights of Brewster's Coffee Company, Inc. (Brewster's) and formed the Brewster's Coffee division of the Company and BFC. In return, the Company:
(1) canceled a $162,000 note receivable from Brewster's, (2) paid cash of approximately $63,000, and (3) granted the shareholders of Brewster's the right to receive shares of the Company's common stock based on a formula dependent in part on the operating profit of the Brewster's Coffee division during fiscal 1999. In addition, upon closing of the purchase agreement, the Company loaned the shareholders of Brewster's $100,000 at a rate of 10%. Payments are due monthly through March 1997 or earlier upon a specified event.

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

The purchase of assets was completed in exchange for the following consideration: (a) the purchase price of $772,000, reduced by the outstanding principal and interest owed on the January 31, 1996 revolving line of credit issued by Systems to BUI, and increased by BUI's inventory on hand at cost, (b) 50,000 shares of Holdings' common stock, no par value, and (c) an option to purchase 100,000 shares of Holdings' common stock exercisable for 5 years commencing on May 1, 1996 at a $4.00 per share price. The purchase price was preliminarily allocated to assets of the Company based on the estimated fair value as of the date of the acquisition and was based on preliminary estimates which may be revised at a later date. The excess of consideration paid over the estimated fair value of net assets acquired in the amount of approximately $727,000 has been recorded as goodwill and is being amortized on a straight-line basis over 40 years. Additionally, the two principals of BUI entered into a 6 year non-competition agreement with Holdings in exchange for total consideration of $100,000.

Strathmore Bagels Franchise Corp.

On May 21, 1996, the Company completed the acquisition of the assets of Strathmore Bagels Franchise Corp. (Strathmore), a New York corporation. Strathmore is engaged in the business of distributing bagels and related products, at wholesale, and the collection of royalties on the related retail sale of those products pursuant to a 10 year license agreement, dated November 30, 1995 with Host Marriott Services Corporation (Host Marriott). At the time of the acquisition, Strathmore had licensing contracts with 19 bagel-deli units and 15 bagel cart / display units in several major airports and travel plazas in the United States, owned and operated by Host Marriott.

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

The purchase price was preliminarily allocated to assets of the Company based on the estimated fair value as of the date of the acquisition. The preliminary estimate has been adjusted during the three months ended August 31, 1996 due to a revision of the valuation of the options granted to Strathmore. The excess of consideration paid over the estimated fair value of net assets acquired in the amount of approximately $1,173,000 has been recorded as goodwill and is being amortized on a straight-line basis over 40 years.


6.   STOCK SPLIT

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


7.    SUBSEQUENT EVENTS

In September 1996, the Company signed a definitive purchase agreement to acquire the certain assets of The American Bagel Company and Almike Enterprises, Inc. (collectively known as "Chesapeake Bagel Bakery" or "Chesapeake"). The purchase of these assets is anticipated to be completed for a total value of approximately $29,000,000, including $22,000,000 in cash, 900,000 shares of newly issued common stock, and additional consideration based on future earnings of new Chesapeake units already in development. At August 31, 1996, Chesapeake operated 9 company-owned and 139 franchisee-owned Chesapeake Bagel Bakery concept specialty bagel stores.

In October 1996, the Company acquired the assets and assumed all contract rights of Danville Bagel Company, Inc., a franchisee of Systems, which owned and operated two Big Apple Bagels stores in Northern California for approximately $599,000 in cash. Additionally, Operations assumed the lease rights for additional stores currently in development.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The selected financial data contained herein have been derived from the condensed consolidated financial statements of BAB Holdings, Inc. (the Company) included in Item 1. above. The data should be read in conjunction with the condensed consolidated financial statements and notes thereto.

         Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding the development of the Company's business, the markets for the Company's products, anticipated capital expenditures, and the effects of completed and proposed acquisitions, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995.) Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


GENERAL

         As of August 31, 1996, the Company operated 9 Company-owned and 123 franchised and licensed Big Apple Bagels stores as well as one Company-owned and two franchised Brewster's Coffee stores. In September 1996, the Company entered into an Asset Purchase Agreement to acquire substantially all of the assets of Chesapeake Bagel Bakery, primarily 9 company-owned stores and 139 franchise stores as of August 31, 1996. Upon completion of the Chesapeake Acquisition, based upon the number of stores in operation at August 31, 1996, the Company will be the second largest operator and franchisor of bagel stores in the United States and Canada based on total number of units, with 19 Company-operated, 264 franchised and licensed units located in 32 states, the District of Columbia and Canada.

         During the nine months ended August 31, 1996, the Company acquired certain assets of Brewster's Coffee Company, Inc. (Brewster's), Bagels Unlimited, Inc. (Bagels Unlimited), and Strathmore Bagel Franchise Corp. (Strathmore). Given the Company's significant expansion through these acquisitions and the rapid growth of its franchise operations over the past three years, the Company's results of operations for both current periods and prior years may not be indicative of future performance.

         The Company plans to increase its revenues and profits through the continued growth of its franchise business and Company-owned Big Apple Bagels and Chesapeake Bagel Bakery stores. The Company also envisions revenue and profit increases through the expansion of distribution channels and product offerings. Management anticipates this growth will allow the Company to achieve efficiencies through increased purchasing power, shared product development, marketing efficiencies, and other economies of scale.

         Total revenue is comprised of net sales by Company-owned stores, franchise fees, royalty fees from franchised stores and licensing fees and other revenues. Revenues have fluctuated from quarter to quarter depending on, among other things, store openings and related revenues. As the Company continues to grow, overall revenues are anticipated to increase and the impact of franchise store openings on the results of operations for any period should decrease.

         Cost of revenue includes expenses occurring at the Company-owned stores, such as food, beverage and paper costs, payroll related expenses, occupancy and other operating expenses, depreciation and amortization, and other store expenses, and selling, general and administrative costs occurring Company-wide, such as payroll related expenses, advertising and promotion expenses, professional service fees, franchise-related expenses, depreciation and amortization, and other expenses. As additional Company-owned stores are opened, the store-related expenses will increase. However, because new Company-owned stores will not participate in franchise training activity, and because the Company expects to negotiate volume discounts from vendors, operating costs per store are expected to be lower than those incurred to date in the original Company-owned stores.

         In addition to rapid new store development, the Company has created other new revenue sources during the first nine months of fiscal 1996 through its acquisition of Brewster's and Strathmore and its reciprocal licensing agreements with Mrs. Fields Development Corporation (Mrs.Fields). Although these initiatives produced little revenue during fiscal 1996, the Company expects substantial revenue growth during fiscal 1997.

         The Company has incurred increases in payroll-related expenses with increases in personnel at the corporate headquarters from 21 employees at November 30, 1995 to 28 employees in August 1996. Further, the increase in personnel has resulted in increases in insurance, occupancy costs, office expenses and other overhead expenses. Management believes that the anticipated growth in franchise operations during fiscal year 1996 and beyond can be supported by the hiring of relatively few additional field support and administrative personnel as most key personnel are already in place. Management also believes that professional fees should decrease as a percentage of revenues within the next fiscal year. Direct franchise related costs, which are deferred and expensed upon franchise store opening, are expected to increase, in total, but decrease on a per store basis as more units are added and greater efficiencies are realized.

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 1996 VERSUS THE THREE MONTHS ENDED AUGUST 31, 1995

         Total revenues increased 299% to $1,967,000 for the three months ended August 31, 1996 from the year-ago quarter. A substantial portion of the increase in revenues is attributable to sales from Company-owned stores which rose 808% to $1,181,000 for the three months ended August 31, 1996 versus $130,000 in the previous year. The Company opened two full production Big Apple Bagels stores in Lincoln, Nebraska and Milwaukee, Wisconsin in late August as well as a Brewster's Coffee double-drive through unit in June which is also a satellite location to a Company-owned Big Apple Bagels store in the northern suburbs of Chicago, Illinois. These three new units bring the total number Company-owned units in operation to ten compared to one in the year-ago quarter. The Company also more than doubled the revenue recognized from franchise and area development fees, with approximately $317,000 of revenue recorded versus $144,000 in the year-ago quarter. Approximately $161,000 of the franchise fee revenue recognized in the third quarter 1996 can be attributed to the Company entering into a master franchise agreement with an Alberta, Canada corporation for the development of franchised stores in the four western provinces of Canada. Royalty revenues rose by $156,000, or 71%, primarily as a result of the greater number of franchised stores operating during the third quarter of fiscal 1996--91 on August 31, 1996 versus 51 on August 31, 1995. Finally, revenue from other sources increased to almost $95,000 in the current fiscal quarter versus less than $1,000 in the year-ago quarter as a result of licensing fees related to the sale of Brewster's coffee and par-baked bagels in the Host Marriott system and to Mrs. Fields.

         Total operating costs and expenses related to Company-owned stores was 97.0% of store revenues during the three months ended August 31, 1996 versus 92.5% in the year-ago quarter. The cost of food, beverage and paper increased to 36.4% from 34.7% in the 1995 period. The Company attributes some of the increase to the fact that 3 of the 10 units in operation have been open less than three months and an additional five of the units have only been under the Company's control since the May 1, 1996 acquisition of franchised stores in the Milwaukee, Wisconsin market. The Company anticipates that as the number of Company-owned stores continues to increase, it will be able to further benefit from volume discounts for the purchase of food, beverage and paper products by using one national distributor. Similarly, payroll-related expenses increased from 29.5% of store revenues to 35.1% of store revenues. This increase is attributed to the number of new stores opened in the last quarter and due the impact of the stores operating in the Milwaukee, Wisconsin market. Prior to the Company's acquisition, these Milwaukee-based stores experienced historical labor costs of approximately 39% of store revenues, principally due to the payment of salaries at rates exceeding local market conditions and due to prior management's failure to adhere to the Company's staffing guidelines. Since the May 1, 1996 acquisition, the Company has been gradually modifying labor hours and rates and making personnel changes to bring this cost factor in line with Company guidelines. Occupancy and other operating expenses have decreased to 20.3% of revenues, versus 23.0% in the year-ago quarter, due to the overall sales volume increases; average annualized sales revenues experienced for stores open the entire third quarter were approximately $649,000 in fiscal 1996 (based on seven units) versus approximately $520,000 in fiscal 1995 (based on one unit.)

         While total selling, general and administrative expenses rose 62% in the current fiscal quarter--from $457,000 for the three months ended August 31, 1995 to $741,000 for the three months ended August 31, 1996--these expenses decreased significantly from 92.7% of total revenues to less than 38% of total revenues in the current period. While there is no assurance that these cost percentages will continue to show improvement, management is pleased to report significant decreases in overhead expenses relative to total revenues for the third consecutive fiscal quarter and believes that continued growth in franchise operations can be supported with relatively limited increases in corporate overhead and that the revenues generated from these expanded operations combined with that of Company store operations will exceed anticipated costs.

         Approximately $123,000 of the overall increase in selling, general and administrative costs is reflected in payroll-related expenses and is due to the hiring of additional personnel and salary increases granted to several management-level employees in November 1995. During the third quarter of fiscal 1996, the Company hired additional employees, bringing the total number of individuals employed at the corporate level to 28 versus 21 full- and part-time employees in the year-ago quarter. Other administrative overhead expenses increased approximately $107,000 from the year-ago quarter and can be principally attributed to office expenses and services to support the increase in Company-owned stores, licensed units, and the base of franchise stores open and in development, all of which totaled (including area development agreements) 205 at August 31, 1996 versus 119 at August 31, 1995. Finally, depreciation and amortization increased $50,000 from the year-ago quarter due principally to the amortization of intangibles acquired in connection with the May 1996 acquisitions of Bagels Unlimited and Strathmore.

         The Company experienced net income from operations of approximately $80,000 or 4.1% of revenues in the quarter ended August 31, 1996 versus a net loss from operations of approximately $(84,000) or (17.1%) of revenues in the year-ago quarter.

         Net interest income totaled approximately $68,000 in the third quarter of fiscal 1996 versus net expense of approximately $7,000 in the 1995 period. Substantial income was generated from the short-term investment of a portion of the net proceeds of the Company's November 1995 initial public offering and the January 1996 exercise of the underwriter's over-allotment option which, together, totaled approximately $7.2 million. The average cash balance outstanding during the third quarter 1996 was approximately $5.2 million and a substantial portion was invested in liquid, money market funds. In the fiscal 1995 quarter, the Company recorded interest on an average outstanding principal balance of approximately $300,000 of convertible bonds which were substantially converted to common stock during the first quarter of fiscal 1996.

         The Company generated net income attributable to common shareholders of approximately $148,000 or $0.02 per common and common equivalent share for the three months ended August 31, 1996, as compared to a net loss attributable to common shareholders of approximately $(91,000) or $(0.03) per common and common equivalent share for the three months ended August 31, 1995. The average number of shares outstanding increased to 7,245,405 from 3,509,261 during the respective periods resulting primarily from the August 1995 private placement of 508,475 shares of common stock, the November 1995 initial public offering of
2.55 million shares of common stock and the January 1996 issuance of 382,500 shares of common stock resulting from the exercise of the underwriter's over-allotment option. The share information has been adjusted to reflect the three-for-two stock split effected in the form of a 50% dividend which was declared by the Company's Board of Directors on March 28, 1996 to shareholders of record on April 12, 1996 and distributed on April 26, 1996.

NINE MONTHS ENDED AUGUST 31, 1996 COMPARED TO NINE MONTHS ENDED AUGUST 31, 1995

         Total revenues increased 175% to $3,907,000 for the nine months ended August 31, 1996 from $1,420,000 realized in the year-ago period. A substantial portion of the increase in revenues is attributable to sales from Company-owned stores, which rose over 478% to $1,966,000 for the nine months ended August 31, 1996 versus $340,000 in the previous year. On May 1, 1996, the Company acquired five franchised Big Apple Bagels stores in the Milwaukee market. Three additional units were opened in the third quarter, bringing the total number of Company-owned stores in operation to ten as compared to one at August 31, 1995. Royalty revenues rose by $486,000, or 93%, primarily as a result of the greater number of franchised stores operating during the fiscal 1996 -- 91 on August 31, 1996 versus 51 on August 31, 1995. Franchise fee revenue increased to approximately $808,000 from $554,000 in the year-ago period. Of this increase, $161,000 can be attributed to the Company's entering into a master franchise agreement with an Alberta, Canada corporation for the development of franchised stores in the four western provinces of Canada. Revenue from various other sources, including licensing fees earned on the sale of Brewster's Coffee and Big Apple Bagels par-baked bagels, increased by $122,000 to approximately $125,000. Substantially all of this increase was experienced during the third quarter of fiscal 1996.

         Total operating costs and expenses relative to Company-owned stores was 96.3% of store revenues during the nine months ended August 31, 1996 versus 95.4% in the year-ago period. The cost of food, beverage and paper increased to 34.9% from 33.8% in the 1995 period. Three of the ten units in operation have been open less than three months and an additional five of the units have only been under the Company's management since May 1, 1996. The Company anticipates that as the number of Company-owned stores continues to increase, it will be able to further benefit from volume discounts for the purchase of food, beverage and paper products using one national distributor. Since the May 1, 1996 acquisition of Bagels Unlimited, the Company has been gradually modifying labor hours and rates and making personnel changes to bring this cost in line with Company guidelines. It is management's belief that with the increasing maturity of Company-owned stores and continued focus on reduction of food and labor costs, the contribution percentage from Company-owned stores should improve over that experienced in the nine months ended August 31, 1996.

         Total selling, general and administrative expenses rose 53% in the current fiscal period from $1,290,000 for the nine months ended August 31, 1995 to $1,973,000 for the nine months ended August 31, 1996. These expenses decreased significantly from 90.8% of total revenues in 1995 to less than 51% of total revenues in the current period as a direct result of an increasing revenue base supporting these costs. While there is no assurance that these cost percentages will continue to show improvement, management believes that continued growth in franchise operations can be supported with relatively limited increases in corporate overhead and that the revenues generated from these expanded operations combined with that of Company store operations will exceed anticipated costs.

         Approximately $327,000 of the overall increase in selling, general and administrative costs is reflected in payroll-related expenses and results from hiring additional personnel and salary increases. Employee headcount at the corporate headquarters has increased from 21 full and part-time employees at August 31, 1995 to 28 at August 31, 1996. Other administrative overhead expenses increased approximately $241,000 from the year-ago period and can be principally attributed to office expenses and services to support the increase in the corporate workforce and the base of franchise stores open and in development, which totaled 205 at August 31, 1996 versus 119 at August 31, 1995. Depreciation and amortization increased $79,000 from the year-ago period due principally to the amortization of intangibles acquired in connection with the May 1996 acquisitions of Bagels Unlimited and Strathmore.

         The Company realized net income from operations of approximately $35,000 or 1% of revenues in the nine months ended August 31, 1996 versus a net loss from operations of approximately $(195,000) or (13.7%) of revenues in the year-ago period.

         Net interest income totaled approximately $257,000 during the nine months ended August 31, 1996 as compared to net interest expense of approximately $21,000 in the 1995 period. This change is attributable to the short-term investment of the net proceeds of the Company's initial public offering, which totaled approximately $7.2 million. The average cash balance outstanding during 1996 was approximately $6.2 million and a substantial portion was invested in liquid, money market funds. In the fiscal 1995 period, the Company accrued interest on approximately $320,000 of convertible bonds which were substantially converted to common stock during the first quarter of fiscal 1996.

         The Company generated net income attributable to common shareholders of approximately $292,000 or $.04 per share for the nine months ended August 31, 1996, as compared to a net loss attributable to common shareholders of approximately $220,000 or $.07 per share for the nine months ended August 31, 1995. The average number of shares outstanding increased 126% to 7,250,672 from 3,209,345 during the respective periods, resulting primarily from the August 1995 private placement of 508,475 shares of common stock and the initial public offering of 2,932,500 million shares of common stock.

LIQUIDITY AND CAPITAL RESOURCES

         The Company experienced positive net cash flow from operating activities for the nine months ended August 31, 1996 of approximately $88,000 compared to approximately $78,000 for the 1995 period.

         Cash used for investing activities during the nine months ended August 31, 1996 totaled $3,885,000, which consisted primarily of the following acquisitions: (i) the February 1996 acquisition of the assets of Brewster's, including the Brewster's coffee trademark and other intangible assets of approximately $148,000, and the purchase of two free-standing, double drive through units totaling $90,000, (ii) the May 1996 acquisition of the assets of Bagels Unlimited which included five existing Big Apple Bagels stores operating in Milwaukee, Wisconsin for $975,000, (iii) the May 1996 acquisition of the assets of Strathmore which included a licensing agreement with Host Marriott and contract rights related to 34 licensed units which are owned and operated by Host Marriott for $862,000, and (iv) the development of three Company-owned units which were opened during the third quarter as well as additional units which are in various stages of development as of August 31, 1996. During the nine months ended August 31, 1995, net cash used for investing activities totaled approximately $452,000 and consisted primarily of the $300,000 purchase of short-term investments, the partial construction of the second Company-owned stores totaling approximately $90,000 and the miscellaneous purchases of property, plant and equipment to be used at the corporate headquarters.

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

         The development of additional Company-owned stores and further expansion of franchise operations is anticipated to be financed from operations, equipment and/or construction financing, and, potentially, future equity or debt financing. Additionally, the Company is currently finalizing its plan to finance the acquisition of Chesapeake Bagel Bakery.



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

         Management believes the case is without merit and on May 28, 1996, filed a motion to stay litigation in order to compel the plaintiffs to have their claims heard in arbitration as so indicated by the provisions of the franchise agreement. As a result, the arbitration hearing has been scheduled for December 18, 1996.


ITEM 2.  CHANGES IN SECURITIES

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


ITEM 5.  OTHER INFORMATION

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

         The following reports on Form 8-K were filed by the Company during the fiscal quarter ended August 31, 1996 and from such quarter end to the date of this Report:

Form 8-K filed on June 5, 1996 regarding the acquisition of the assets of Strathmore Bagels Franchise Corp.

Form 8-K/A filed on July 12, 1996 amending the May 15, 1996 Form 8-K regarding the acquisition of the assets of Bagels Unlimited, Inc.

Form 8-K/A filed on August 5, 1996 amending the June 5, 1996 Form 8-K regarding the acquisition of the assets of Strathmore Bagels Franchise Corp.


EXHIBITS

         The following exhibits are filed herewith.

Exhibit
   No.   Description of Exhibit
   ---   ----------------------

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

  27.02  Amended Financial Data Schedule


* Incorporated herein by reference to the exhibits of the same Exh. No. filed as a part of Registration Statement on Form SB-2, Commission File No. 33-98060C, effective November 27, 1995.

** Incorporated herein by reference to the exhibits of the same Exh. No. filed as a part of the Form 10- KSB for the fiscal year ended November 30, 1995 which was filed on or about February 26, 1996.

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

                                BAB HOLDINGS, INC.


Dated:  October 15, 1996        By:
                                    --------------------------------
                                    Theodore P. Noncek, Chief Financial Officer,
                                      Treasurer and Secretary
                                   (Principal  accounting and financial officer)




INDEX
NUMBER                    DESCRIPTION                                PAGE #
------                    -----------                                ------

11.0         Computation of earnings per share

27.01        Financial data schedule

27.02        Amended financial data schedule