Form 10KSB40
period 1996-11-30
BAB HOLDINGS INC
filed 1997-02-28
CIK 946713

FORM 10-KSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended: November 30, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to _________________

      Commission file number: 0-27068


                               BAB Holdings, Inc.
-------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)
-------------------------------------------------------------------------------

                  Illinois                                       36-3857339
-------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or               (IRS Employer
organization)                                                Identification No.)

8501 West Higgins Road, Suite 320, Chicago, Illinois                60631
-------------------------------------------------------------------------------
     (Address of principal executive offices)                     (Zip Code)

Issuer's telephone number:  (773) 380-6100

Securities registered under Section 12(g) of the Exchange Act:
                                                     Common Stock, no par value


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes       [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $6,323,598

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $18,656,073, based on 4,326,046 shares held by nonaffiliates as of February 24, 1997, and the average of the closing bid $4.25 and asked $4.375 prices for said shares in the NASDAQ Small-Cap Market as of such date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,143,069 shares of Common Stock, as of February 24, 1997.


DOCUMENTS INCORPORATED BY REFERENCE

The Company's definitive proxy materials to be filed on or before March 15, 1997 are incorporated by reference in Part III of Form 10-KSB. In addition, certain exhibits identified in Part III, Item 12 are incorporated by reference to said exhibits as filed with Form SB-2 Registration Statement (Commission File No. 33-98060 C), Reports on Form 8-K filed in fiscal 1996, and Annual Report on Form 10-KSB for the fiscal year ended November 30, 1995.

Transitional Small Business Disclosure Format (check one):
[ ] Yes       [X] No



                                TABLE OF CONTENTS


PART I..........................................................................................

   Item 1.  Description of Business.............................................................
      (a) Business Development..................................................................
      (b) Business of Issuer....................................................................
          Overview..............................................................................
          Strategy..............................................................................
          New Store Development.................................................................
          Recent Acquisitions...................................................................
          Locations.............................................................................
          Store Operations......................................................................
          Franchising...........................................................................
          Licensing and Licensed Product........................................................
          Competition...........................................................................
          Trademarks and Service Marks..........................................................
          Government Regulation.................................................................
          Employees.............................................................................
   Item 2.  Description of Property.............................................................
   Item 3.  Legal Proceedings...................................................................
   Item 4.  Submission of Matters to a Vote of Security Holders.................................

PART II.........................................................................................

   Item 5.  Market for the Common Equity and Related Stockholder Matters........................
   Item 6.  Management's Discussion and Analysis of Financial Condition and Results of
                 Operations.....................................................................
   Item 7.  Financial Statements................................................................
   Item 8.  Changes in and Disagreement with Accountants on Accounting and Financial
                Disclosure......................................................................

PART III........................................................................................

   Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with
                Section 16(a) of the Exchange Act...............................................
   Item 10.  Executive Compensation.............................................................
   Item 11.  Security Ownership of Certain Beneficial Owners and Management.....................
   Item 12.  Certain Relationships and Related Transactions.....................................
   Item 13.  Exhibits and Reports on Form 8-K...................................................
   Reports on Form 8-K..........................................................................
   Exhibits.....................................................................................



                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

      (a)  BUSINESS DEVELOPMENT.

      The Company was incorporated under the laws of the State of Illinois on November 25, 1992. The Company operates and franchises specialty bagel stores under the Big Apple Bagels brand name featuring daily baked "from scratch" bagels, cream cheeses, coffee and other related products. Additionally, the Company acts as a licensor of "Big Apple Bagels" bagel-deli units owned and operated by Host Marriott Services (Host Marriott) featuring the Company's par-baked bagel and other related products in airport and travel plaza locations, and operates and franchises Brewster's Coffee concept specialty retail coffee stores. As of November 30, 1996, there were 13 Company-owned and 131 franchise and licensed Big Apple Bagels stores, and two Company-owned and three franchise Brewster's Coffee stores located in 25 states and Canada. Company operations are characterized by the rapid sale and development of franchised bagel stores. The Company opened 51 new franchised stores during the fiscal year ended November 30, 1996 and 38 new franchised stores during the fiscal year ended November 30, 1995.

      (b)  BUSINESS OF ISSUER.


OVERVIEW

      The Company intends to continue expansion of the number of franchised and Company-owned stores and development of alternative distribution channels for branded product through the implementation of its strategic plan which includes:
(1) commitment to the growth and financial success of its franchisees; (2) continued focus on maintaining its position as a low cost producer; (3) increasing store operating margins by emphasizing its profitable bulk bagel business; (4) further developing consumer awareness of its multiple brands, including Big Apple Bagels and Brewster's Coffee; (5) enhancing revenue through the sale of licensed product; and (6) growth through acquisition and development of Company-owned stores.


STRATEGY

     The Company believes that implementation of its strategic plan will result in continued growth in franchised, licensed and Company-owned units during 1997.

     COMMITMENT TO FRANCHISING--The Company is committed to the growth and financial success of its franchisees and expects that continued development of franchised stores will comprise the most significant component of near term growth. The bagel restaurant concept is conducive to franchising given its relatively simple operation, low initial investment and strong cash returns. The Company's diverse group of franchisees can effectively expand in a variety of markets without placing undue strain on the Company's financial or personnel resources. The Company plans to exceed its fiscal 1996 franchise unit growth during fiscal 1997.

     LOW COST PRODUCER--The Company believes that the "fresh from scratch" baking processes used in Big Apple Bagels franchise and Company-owned stores allow operators to produce bagel products at a cost lower than that of its major competitors, many of which ship product to stores from a central location. All cream cheeses are also mixed in-store, rather than delivered pre-packaged, which creates additional in-store margin. Further, the Company believes that it develops and builds its stores at an initial cost which is substantially lower than the construction costs incurred by many other competitors.

     FOCUS ON BULK SALES--A majority of all bagel sales by Big Apple Bagels franchise and Company-owned stores are carry-out orders of six or more bagels. These bulk purchases are one of the Company's highest margin products. The Company's site selection criteria, elements of store design and promotional pricing policies all contribute to a focus on bulk sales of packaged bagels. Stores are sited for convenience and visibility, with ample parking. Store interiors are designed to feature the abundance of bagel offerings. In-store pricing includes daily "specials" intended to promote larger purchases.

     MULTIPLE BRANDS--The Company expects to continue to expand the brand awareness of Big Apple Bagels, as well as further promote Brewster's Coffee. The Big Apple Bagels brand already enjoys high consumer awareness and loyalty. During 1997 the Company expects to further strengthen the awareness of Brewster's Coffee through aggressive franchising of the concept and continued distribution of Brewster's Coffee products through alternate channels.

     SALE OF LICENSED PRODUCT--The Company will continue to license branded food products to franchisees and other food service companies. Since May 1996, the Company has offered Brewster's Coffee to its Big Apple Bagels franchisees. In November 1996, the Company entered into a licensing agreement with Oberweiss Dairy, Inc., a home-delivery dairy with over 20,000 home-delivery customers in northern Illinois, for the distribution of ground and whole-bean Brewster's Coffee. The Company will also expand the number of non-traditional locations offering Big Apple Bagels on a licensed basis, adding new units related to existing relationships with Host Marriott and Mrs. Fields Cookies and developing new relationships with other companies for licensed sales.

     GROWTH THROUGH ACQUISITION AND DEVELOPMENT OF COMPANY-OWNED STORES--The Company has a history of growth through acquisitions. During fiscal 1996, the Company completed four acquisitions. The Company intends to continue to selectively pursue acquisitions in the future in order to complement new store development. The Company also intends to build new stores to increase its Company-owned store base.


NEW STORE DEVELOPMENT

     The Company intends to build additional Company-owned stores in several geographic regions and to expand its current franchise and licensed operations. Management believes that Big Apple Bagels stores have excellent unit economics and that excellent growth opportunities exist. At November 30, 1996, the Company had numerous individual franchise and area development agreements with qualified franchisees and area developers to ensure the continued growth in franchise units. At November 30, 1996, the Company had collected initial franchise and area development fees for the development of 62 future Big Apple Bagels franchise stores and had sold a master franchise agreement for the potential development of 42 additional franchise stores in western Canada. Initial franchise fees for a Big Apple Bagels franchise unit are $21,500. Big Apple Bagels franchise stores each require an approximate investment by franchisees of between $176,350 and $317,350.

     In selecting new store locations, the Company considers target population density, household income levels and trade area demographics, as well as specific location characteristics, such as visibility, accessibility, parking capacity, and traffic volume. An important factor in site selection is the convenience of the potential location to both morning commuter traffic and lunch guests and the occupancy cost of the proposed site. The Company also takes into account potential local competition and the success of chain restaurants operating in the area. To date, most of the Big Apple Bagels Company-owned and franchise stores have been, and are, located in strip shopping malls and neighborhood shopping centers, and management currently expects that most of the stores opened in the future will be in similar type facilities.


RECENT ACQUISITIONS

     In February 1996, the Company acquired the trademark and franchise rights, wholesale accounts and certain other assets, including two franchise units, of Brewster's Coffee Company, Inc. ("Brewster's") for a total purchase price of approximately $227,000. Brewster's Coffee is now sold through all Company-owned and approximately 90% of franchise Big Apple Bagels stores. In November 1996, the Company, through a foreclosure proceeding on the former owner of Brewster's, obtained additional assets including certain Brewster's Coffee units, both in operation and closed, furniture and fixtures and contract rights pertaining to additional consideration to be paid the former owners of Brewster's by the Company based on future coffee sales. During November 1996 the Company sold three of these acquired units to Brewster's franchisees.

     In May 1996, the Company acquired certain assets of Bagels Unlimited, Inc. ("BUI"), a Milwaukee-based Big Apple Bagels franchisee, including five stores and certain contract rights, for a total purchase price paid to the sellers of approximately $1,224,000. The Company also entered into non-competition agreements with the two principals of BUI in consideration of $100,000. Such agreements prohibit these principals from being involved in the retail or wholesale sale of bagels within a four-mile radius of any existing Big Apple Bagels store for six years after the close of the transaction. The stores acquired in the BUI acquisition are now owned and operated by the Company.

     In May 1996, the Company acquired certain assets of Strathmore Bagel Franchise Corp. ("Strathmore") for a total purchase price of approximately $1,710,000 which included cash paid to the former owners of $850,000 and options to purchase 625,000 shares of the Company's common stock valued at approximately $860,000, plus additional compensation based on future openings of licensed units in the Host Marriott system. Strathmore distributed bagels and related products at wholesale and collected royalties on retail sales pursuant to a license agreement with Host Marriott. As of the date of closing, Strathmore had contracts with 19 bagel-deli units and 15 bagel cart/display units operated by Host Marriott in airports and travel plazas. The Company acquired the rights to the license agreement with Host Marriott, contracts for each facility, supply contracts, equipment leases, and vendor arrangements, as well as machinery, equipment, and improvements owned by Strathmore and located in the Host Marriott facilities. The Company also entered into noncompetition agreements with the two principals of Strathmore prohibiting such individuals from engaging in any business that receives 30% of its revenues from the production or sale of bagels or the franchising of such business in any place in the world where Host Marriott has a presence in an airport or travel plaza for a period of two years following closing.

     In October 1996 the Company acquired certain assets of Danville Bagels, Inc. ("Danville"), a franchisee of the Company operating two Big Apple Bagels stores in Northern California, for a purchase price of approximately $603,000. Additionally, as part of the acquisition, the Company entered into noncompetition agreements with the two former principals of Danville. The acquired stores are currently operated as Company-owned Big Apple Bagels units.


LOCATIONS

     The following table sets forth the states and province in which Big Apple Bagels stores were located as of November 30, 1996.

     STATE/PROVINCE          COMPANY   FRANCHISED  LICENSED(1)  TOTAL
-------------------------    -------   ----------  -----------  -----
UNITED STATES:
  Arizona................                   1                     1
  California(2)..........       4           5                     9
  Colorado...............                   6                     6
  Connecticut............                               2         2
  Florida................                   1           1         2
  Georgia................                   1                     1
  Illinois(3)............       4          38                     42
  Indiana................                   2                     2
  Iowa...................                   5                     5
  Kansas.................                   1                     1
  Michigan...............                  10           5         15
  Minnesota..............                   1           1         2
  Missouri...............                   1                     1
  Nebraska...............       1                                 1
  Nevada.................                   1                     1
  New Jersey.............                              12         12
  New York...............                               8         8
  North Carolina.........                               6         6
  Ohio(3)................                   6                     6
  Pennsylvania...........                   2                     2
  South Carolina.........                   1                     1
  Texas..................                   1                     1
  Utah...................                   1                     1
  Washington.............                   2                     2
  Wisconsin..............       6          11                     17
  CANADA:
  Ontario................                   2                     2
                             -------   ----------  -----------  -----
TOTAL....................      15          99          35        149
                             =======   ==========  ===========  =====

(1)  Host Marriott units.

(2) Included four stores operated as "Just Bagels" stores at November 30, 1996, three of which were converted to Big Apple Bagels stores during the first quarter of fiscal year 1997, and one of which is being converted to a Brewster's Coffee unit.

(3) Includes two Company-owned Brewster's Coffee units (both in Illinois) and three franchised Brewster's Coffee units (two in Illinois and one in Ohio).


STORE OPERATIONS

     PRODUCTS--Big Apple Bagels franchisees and Company-owned stores daily bake "from scratch" over 18 varieties of fresh bagels and prepare up to 18 varieties of cream cheese spreads. While bulk bagel and cream cheese sales account for a significant portion of retail sales, most stores also offer a variety of breakfast and lunch bagel sandwiches, soups, various dessert items, and gourmet coffees and other beverages.

     The key component of the Big Apple Bagels product strategy is the proprietary "fresh from scratch" production process, which utilizes high quality ingredients and a steam-baking process. As compared to the traditional boiling process, the steam-baking process produces a larger bagel with a moister interior and a firm crust. In addition, the Company believes that the "from scratch" steam-baking process, when compared to other production methods, is more cost efficient and produces a bagel with extended freshness.

     STORE LOCATIONS AND LAYOUT--A typical Big Apple Bagels franchise or Company-owned store is located within a three-mile radius of at least 25,000 residents in an area with a mix of both residential and commercial properties. The average Company-owned and franchised store ranges from 1,500 and 2,000 square feet. The Company's current store prototype approximates 2,000 square feet, with seating capacity of 30 to 40 persons and 750 square feet devoted to production and baking. A satellite store is typically smaller than a production store, averaging 600 to 1,000 square feet. Although franchise stores may vary in size from Company-owned stores, and from other franchise stores, store layout is generally consistent. Typically, both franchised and Company-owned stores are open daily from 6:00 a.m. to 6:00 p.m.; however, stores may extend their evening hours to accommodate customer demand.


FRANCHISING

     The Company requires payment of an initial franchise fee per Big Apple Bagels store, plus a 5% royalty on net sales, and a 2% national advertising fund contribution. The Company offers multiple store discounts on the initial franchise fee. The Company currently requires a franchise fee of $21,500 on the first store (increased from $20,000, effective February, 1997). The fee for second, third, fourth, and fifth stores is $18,500 and the fee for the sixth store and any additional store is $12,500. The initial franchise fee for a Brewster's store is $17,500, with a fee of $15,000 for the second and third stores and $13,500 for the fourth store and any additional stores. Ongoing Brewster's fees include a 5% royalty on sales.

     Franchise agreements provide a franchisee with the right to develop one store at a specific location. Each franchise agreement is for a term of ten years with the right to renew at no additional fee. A franchisee is required to be in operation not later than ten months following signing the franchise agreement. A franchise is considered "sold" when a franchise agreement has been executed by both the franchisee and the Company and when the initial franchise fee has been received or placed into an escrow account pursuant to the franchise regulations of individual states.

     Area development agreements, which may be granted to an existing franchisee or concurrent with the execution of a franchise agreement, provide that a franchisee may open a predetermined number of Big Apple Bagels stores within a defined geographic area (an "Area of Exclusivity"). The Area of Exclusivity is negotiated prior to the signing of the area development agreement and varies by agreement as to size of the area, the number of Big Apple Bagels stores required, and the schedule for store development and opening. A typical area development agreement requires that a signed lease be obtained for the franchisee's second store within 210 days of execution of the initial franchise agreement. Executed leases for subsequent stores are generally required in six-month intervals thereafter. Both franchise and area development agreements contain cross-default provisions. Failure to develop the stores on schedule may result in a loss of exclusivity within the Area of Exclusivity. The Company's current area development fee is $5,000 per store to be developed. As additional franchise agreements are executed additional franchise fees are collected. The area development fee is not refundable if no franchise agreement is executed.

     The process of opening a franchise store includes selection of a site, negotiation of a lease, design of the store, application for all necessary permits, construction of the store, and training of the franchisee. The Company estimates that a franchisee's cost to open a Big Apple Bagels store, including the initial franchise fee, cost of construction, leasing of space and other start-up costs, is generally between $176,350 and $317,350.

     The Company assists in site selection by obtaining market demographics, visiting potential sites, and giving final approval. During the design phase, all blueprints are reviewed and approved by the Company and discussed with the franchisee. All equipment necessary to operate a Big Apple Bagels store must be purchased from pre-approved vendors, and one cash register is supplied by the Company to each franchisee. The Company provides support to its franchisees throughout the store development process, including a mandatory ten-day training program (five days of classroom instruction on administration, record keeping, and inventory control, and five days of in-store instruction on baking and food preparation). For a few days before and after store opening, the Company provides assistance at the franchisee's store to ensure that the store is operating properly and in accordance with Company standards.

     The Company monitors each franchisee's operations and product quality through review of weekly reports and quarterly financial statements, quarterly field visits, weekly management meetings and nightly cash register polling via a computer modem connection with each store's cash register. Cash register polling allows the Company to monitor each store's daily performance, including review of such data as net retail sales, customer count, coupons, promotional activity, and average sales. These overview mechanisms allow the Company to quickly identify potential problems and lend operational, marketing, or accounting assistance.

     The Company regularly communicates with its franchisees and encourages active communication among its franchisees through franchisee newsletters, special bulletins, and periodic meetings. In addition, Company personnel provide telephone support with respect to operational issues, as well as ongoing assistance with advertising and promotion. Retail sales are promoted by advertising in newspapers, through direct mail, and on radio in several markets. Franchisees are required to contribute to the Company's national marketing fund based on net sales and are reimbursed for a portion of the media advertising they place in their local market, up to the amount contributed. During 1995, the Company was instrumental in organizing an advertising cooperative association among its franchisees in the Chicago, Illinois area. The cooperative enables individual franchisees to gain access to and effectively advertise by means that would otherwise be cost-prohibitive for individual franchisees. The Company anticipates that other groups of franchisees will replicate this concept within their respective market areas.

     The Company currently advertises its franchising opportunities at franchise trade shows and in newspapers and business opportunity magazines. In addition, a substantial number of prospective franchisees contact the Company as a result of patronizing an existing store.

     To facilitate growth in franchising operations, the Company may assist qualified franchisees with equipment lease and/or construction financing. The Company negotiates for discounts on the purchase of major equipment in exchange for commitments to purchase large volumes directly from the manufacturer.

     On February 10, 1997, BAB Systems, Inc. ("Systems"), a wholly-owned subsidiary of the Company, entered into an agreement with Franchise Mortgage Acceptance Company, LLC ("FMAC") of Greenwich, Connecticut to provide financing to qualifying existing Big Apple Bagels franchisees for the purpose of adding second or subsequent units. The program is completely administered by FMAC and gives Systems the final right of financing approval on individual applications. Under the agreement, Systems has provided a guarantee of borrowings up to a maximum of 10% of the total amount of financing provided to qualified franchisees in a twelve-month period under the program. FMAC has reserved a total of $25 million for the program. As the program is new, it has not been offered to franchisees and, accordingly, there are currently no loans outstanding.


LICENSING AND LICENSED PRODUCT

     The Company currently sells two licensed food products: Big Apple Bagels and Brewster's Coffee. Big Apple Bagels are sold on a licensed basis through 35 licensed Big Apple Bagels units owned and operated by Host Marriott, including airports and travel plazas, and through Mrs. Fields Cookies stores. Brewster's Coffee is sold through all Company-owned and approximately 90% of franchise Big Apple Bagel stores, as well as through Oberweise Dairy, a direct home-delivery dairy.

     Following the Strathmore acquisition, the Company developed a par-baked frozen bagel for distribution to the Host Marriott system by a third-party commercial bakery. Given the tendency of units located in airports and travel plazas to sales of single bagels and deli sandwiches, rather than the bulk bagel sales which generally predominate at traditional retail sites, the Company believes that the deviation from its normal "fresh from scratch" approach is appropriate. Where the product is immediately consumed by the customer, extended freshness is not a significant factor. Due to the limited space considerations in such locations, the use of convection ovens rather than the full steam oven used in the Company's traditional retail sites offers further efficiencies. The Company collects a licensing fee of 3% of bagel-related sales in the 34 units that existed at the Strathmore acquisition date and collects a 3% licensing fee on all nonbeverage sales from additional units developed by Host Marriott, as well as a commission on the sale of par-baked bagels by the third party commercial bakery to the Host Marriott units.

     Since August 1996, par-baked frozen bagels have also been sold to some of the nearly 1,000 stores in the Mrs. Fields Cookies network. In the limited time period since introducing this program, the Company believes that approximately 250 stores in the Mrs. Fields system have begun to stock Big Apple Bagels product. As part of the arrangement, Mrs. Fields Cookies are also offered to Big Apple Bagels franchisees who may choose to stock the item.

     Brewster's Coffee is a premium grade arabica coffee which is roasted and shipped by a third party coffee roaster. The coffee is purchased and roasted to the Company's specifications. The Company collects a commission on the sale of Brewster's Coffee to its franchisees by the third party commercial coffee roaster.

     In November 1996, the Company entered into a licensing agreement with Oberweiss Dairy, Inc., a home-delivery dairy with over 20,000 home-delivery customers in northern Illinois, for the distribution of ground and whole-bean Brewster's Coffee.

     The Company is actively exploring additional potential distribution channels for both Big Apple Bagels and Brewster's Coffee. Potential new customers include convenience stores, economy motels, institutional food services and other restaurants.


COMPETITION

     The quick service restaurant industry is intensely competitive with respect to product quality, concept, location, service and price. There are a number of national, regional and local chains operating both owned and franchised stores which may compete with the Company on a national level or solely in a specific market or region. The Company believes that because the bagel industry is extremely fragmented, there is a significant opportunity for bagel chains, including both the Company and its competitors, to expand dramatically.

     The Company believes that its four most direct competitors are Bruegger's Bagel Bakery ("Brueggers"), Einstein Noah Bagel Corp. ("Einstein"), Manhattan Bagel Company, Inc. ("Manhattan"), and Chesapeake Bagel Bakery ("Chesapeake"), all of which are also franchisors. As of the most recently available public information, Bruegger's, Einstein, Manhattan and Chesapeake had 435, 298, 287 and 145 stores open, respectively. There are several other regional bagel chains with under fifty stores, all of which may be expected to compete with the Company, including Bon Jour Bagel Cafe and All American Food Group, Inc.

     The Company competes, and can be anticipated to compete, against numerous small independently-owned bagel bakeries and fast food restaurants, such as Dunkin' Donuts, that offer bagels as part of their breakfast food offerings and supermarket bakery sections. In particular, the Company's bagels compete against Lenders Bagels and other brands of fresh and frozen bagels offered in supermarkets. Certain of these competitors may have greater product and name recognition and larger financial, marketing and distribution capabilities than the Company. In addition, the Company believes that the startup costs associated with opening a retail food establishment offering similar products on a stand-alone basis are competitive with the startup costs associated with opening a Big Apple Bagels store and, accordingly, such startup costs are not an impediment to entry into the retail bagel business.

     The Company believes that Big Apple Bagels stores compete favorably in terms of taste, food quality, convenience, customer service, and value, which the Company believes are important factors to its targeted customers. Competition in the food service industry is often affected by changes in consumer taste, national, regional, and local economic and real estate conditions, demographic trends, traffic patterns, the cost and availability of labor, consumer purchasing power, availability of product, and local competitive factors. The Company attempts to manage or adapt to these factors, but not all such factors are within the Company's control and such factors could cause the Company and some or all of its area developers and franchisees to be adversely affected.

     The Company competes for qualified franchisees with a wide variety of investment opportunities in the restaurant business and in other industries. The Company's continued success is dependent to a substantial extent on its reputation for providing high quality and value with respect to its service, products and franchises, and this reputation may be affected not only by the performance of Company-owned stores but also by the performance of its franchise stores over which the Company has limited control.


TRADEMARKS AND SERVICE MARKS

     The trademarks and service marks "Big Apple Bagels," and "Brewster's Coffee" are registered under applicable federal trademark law. These marks are licensed by the Company to its franchisees pursuant to franchise agreements, and the Company has licensed the "Big Apple Bagels" mark to Big Apple Bagels, Inc., a corporation which is wholly-owned by Paul C. Stolzer, a director and principal shareholder and the former President of the Company. Mr.
Stolzer currently serves as a consultant to the Company.

     The Company is aware of the use by other persons and entities in certain geographic areas of names and marks which are the same as or similar to the Company's marks. Some of these persons or entities may have prior rights to those names or marks in their respective localities. Therefore, there is no assurance that the marks are available in all locations. It is the Company's policy to pursue registration of its marks whenever possible and to vigorously oppose any infringement of its marks.


GOVERNMENT REGULATION

     The Company and its franchisees are required to comply with federal, state and local government regulations applicable to consumer food service businesses, including those relating to the preparation and sale of food, minimum wage requirements, overtime, working and safety conditions, and citizenship requirements, as well as regulations relating to zoning, construction, health, and business licensing. Each store is subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, safety, fire and other departments. Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the opening of a new Company-owned or franchise store, and failure to remain in compliance with applicable regulations could cause the temporary or permanent closing of an existing store. The Company believes that it is in material compliance with these provisions. Continued compliance with these federal, state and local laws and regulations is costly but essential, and failure to comply may have an adverse effect on the Company and its franchisees.

     The Company's franchising operations are subject to regulation by the Federal Trade Commission (the "FTC") under the Uniform Franchise Act which requires, among other things, that the Company prepare and periodically update a comprehensive disclosure document known as a Uniform Franchise Offering Circular ("UFOC"), in connection with the sale and operation of its franchises. In addition, some states require a franchisor to register its franchise with the state before it may offer a franchise to a prospective franchisee. The Company believes its UFOC, together with any applicable state versions or supplements, complies with both the FTC guidelines and all applicable state laws regulating franchising in those states in which it has offered franchises.

     The Company is also subject to a number of state laws, as well as foreign laws (to the extent it offers franchises outside of the United States), that regulate substantive aspects of the franchisor-franchisee relationship, including, but not limited to, those concerning termination and non-renewal of a franchise.


EMPLOYEES

     As of November 30, 1996, the Company employed 399 persons. Of these individuals, 366 work in the Company-owned stores and the majority are part-time employees. The remaining employees are responsible for oversight of franchising and Company-store operations. The Company anticipates hiring additional employees to develop and support new Company-owned stores, to assist in sales and marketing, and to support the growing number of franchise stores.

     None of the Company's employees is subject to any collective bargaining agreements and management considers its relations with its employees to be good.


ITEM 2.  DESCRIPTION OF PROPERTY

     The Company's principal executive office, consisting of approximately 4,600 square feet, is located in Chicago, Illinois and is leased pursuant to two five-year leases, expiring in March 2000. The Company additionally rented approximately 3,300 square feet in the same building on October 1, 1996, expiring in June 1999. Additionally, the Company leases space for each of its Company-owned stores. Lease terms for these stores are generally for initial terms of five years and contain options for renewal for one or more five year terms. See note 6 to the Company's consolidated financial statements contained herein for further information.


ITEM 3.  LEGAL PROCEEDINGS

     On April 16, 1996, the Company filed an arbitration action against a franchisee alleging breach of its franchise agreement for refusal to submit required sales reports and pay royalty fees and contributions to the national marketing fund. The franchisee filed suit in the Circuit Court of Cook County, Illinois against the Company and its officers and directors on April 19, 1996. The franchisee alleges that the Company misrepresented the initial investment required to establish a store and made untrue and unauthorized earnings claims in violation of the Illinois Franchise Disclosure Act. Plaintiffs seek rescission of the franchise agreement, damages of $600,000 and punitive damages in the amount of $6,000,000. Management believes the case is without merit and on May 28, 1996, filed a motion to stay litigation in order to compel the plaintiffs to have their claims heard in arbitration as required by the provisions of the franchise agreement. No definite date has been set for the arbitration hearing.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended November 30, 1996, no matter was submitted to a vote of security holders.



                                     PART II


ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth the quarterly high and low sale prices for the Company's Common Stock, as reported in The NASDAQ Stock Market's Small-Cap Market since beginning of trading on November 27, 1995. The Company's Common Stock is traded under the symbol "BAGL." Prices reflect a three-for-two stock dividend paid on April 26, 1996 to holders of record as of April 12, 1996.

                                                               LOW        HIGH
                                                               ---        ----
       YEAR ENDED NOVEMBER 30, 1995
         Fourth quarter (beginning November 27, 1995)......   $3.33       $4.33
       YEAR ENDED NOVEMBER 30, 1996
         First quarter.....................................   $3.17       $4.50
         Second quarter....................................    4.00        9.13
         Third quarter.....................................    6.25       11.75
         Fourth quarter....................................    6.75        9.00

     As of February 13, 1997, the Company's Common Stock was held of record by 185 holders. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners.

     The Company has never declared or paid any cash dividends on its Common Stock, and the Board of Directors currently intends to retain all earnings, if any, for use in the Company's business for the foreseeable future. Any future determination as to declaration and payment of dividends will be made at the discretion of the Board of Directors, subject to the existence of any covenants restricting the payment of dividends.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The selected financial data contained herein have been derived from the financial statements of the Company included elsewhere in this Report on Form 10-KSB. The data should be read in conjunction with the consolidated financial statements and notes thereto.

     Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding the development of the Company's business, the markets for the Company's products, anticipated capital expenditures, and the effects of completed and proposed acquisitions, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


GENERAL

     From its inception in November 1992, the Company has grown to 15 Company-owned and 134 franchised and licensed units. This rapid expansion in operations significantly affects the comparability of results of operations of the Company in several ways, particularly in the recognition of initial franchise fee revenue and ongoing royalty fees, as well as the significant increase in Company-owned store revenues.

     The Company's revenues are derived primarily from the operation of Company-owned stores, initial franchise fees and ongoing royalties paid to the Company by its franchisees. Additionally, in 1996 the Company significantly increased revenue derived from the sale of licensed products as a result of purchasing trademarks (Brewster's Coffee), licensing contracts (Strathmore Bagels Franchise Corporation's licenses with Host Marriott) and by directly entering licensing agreements (Mrs. Fields Cookies). Additionally, the Company has generated other revenue through the sale of store units to franchisees of the Company. In adding 13 Company-operated units during the year, the Company has created a stable revenue base in Company-owned store revenue and has become less dependent on initial franchise fee revenue.

     Management intends to continue to increase revenue through internal growth and acquisitions during 1997. The building blocks to revenue growth were laid during 1996 through five significant acquisitions and contractual relationships. In February 1996, the Company acquired the trademark rights to Brewster's Coffee, a premium roasted arabica bean coffee, as well as the rights to franchise Brewster's Coffee concept coffee shops. The Company offers Brewster's Coffee to its franchisees and licensees and contracts with a third party coffee roaster to manufacture the product for sale. It collects a commission based on pounds of coffee sold by the third party roaster. In May 1996, the Company completed the acquisitions of Bagels Unlimited, Inc. ("BUI") and Strathmore Bagels Franchise Corporation ("Strathmore"). BUI was a franchisee of the Company operating five Big Apple Bagels stores in the Milwaukee, Wisconsin market which were converted to Company-operated units. Strathmore had licensing contracts with Host Marriott to operate 34 Strathmore Bagels units in airports and travel plazas. The Company assumed these agreements and converted the Strathmore units to Big Apple Bagels units, giving the Company a presence in airport and travel plaza locations served by Host Marriott. The Company derives both a licensing fee as a percentage of bagel sales in these units, as well as a sales commission on the sale of par-baked bagels to Host Marriott by a third party commercial bakery. One additional unit was opened in November 1996 and the Company expects additional units will open during 1997.

     In June 1996, the Company entered a licensing agreement with Mrs. Fields Development Corporations ("Mrs. Fields") to sell the Company's par-baked bagel product in some of the nearly 1,000 stores in the Mrs. Fields Cookie system. Management believes that approximately 250 Mrs. Fields units have begun to stock Big Apple Bagels. The Company derives a licensing fee on the sale of this product by the commercial bakery to Mrs. Fields stores. In October 1996, the Company acquired certain assets of Danville Bagels, Inc., a franchisee of the Company operating two Big Apple Bagels stores in northern California, for conversion to Company-operated units. Subsequent to year-end, the Company completed acquisitions in January 1997 of Just Bagels, Inc. and affiliates, which operated four stores as franchisees of the Company for conversion to Company-owned units.

     Additionally, in February 1997 the Company signed a letter of intent to complete a tax free merger with My Favorite Muffin Too, Inc., a privately held operator and franchisor of 59 specialty muffin and bagel cafes primarily located in the eastern United States, and to acquire two separate companies operating a total of five company-owned My Favorite Muffin and Bagel stores in New Jersey and Pennsylvania (collectively "MFM"). Upon completion, and combined with the other acquisitions and agreements during the year, the Company believes that it will significantly increase revenues and earnings potential in 1997 and beyond.

     In September 1996, the Company signed an agreement to purchase the operations of Chesapeake Bagel Bakery ("Chesapeake"), an operator and franchisor of approximately nine company-owned and 134 franchise Chesapeake Bagel Bakery specialty bagel retail stores. The acquisition agreement was subject, among other factors, to the Company's successful financing of the cash portion of $22 million of the purchase price. In November 1996, the Company filed a registration statement on Form S-1 to register shares of the Company's common stock to be sold through a registered direct offering to qualified institutional investors. Being unable to complete the sale of common stock at a share price which made the transaction economically beneficial to the Company, the Company withdrew its registration statement in December 1996 and on December 31, 1996, the expiration date of the agreement with Chesapeake, announced it would not complete the proposed acquisition. As a result of the failure to complete this acquisition, the Company recorded a write-off of approximately $651,000 in the fourth quarter of fiscal 1996, consisting primarily of accounting, legal, printing, placement agent expenses and filing fees associated with the stock offering and acquisition. Management believes that while the failed acquisition of Chesapeake diverted management and operational attention during the second half of 1996, the Company's existing operations and prospects for further strategic acquisitions during 1997, including the MFM acquisition noted above, have the potential to replace the strategic advantage the Company believed would have followed the completion of the Chesapeake acquisition.

     As a result of adding 13 Company-owned stores during the year, management believes the Company did not realize the potential of its expected margins from Company-owned store operations during the year. The Company constructed and opened as new units a total of five of the 15 Company-owned units. Additionally, one unit in the BUI acquisition had only been open for approximately three weeks prior to the Company's acquisition of the store. New store operations suffer from low revenues in the early stages of operations and inefficiencies due to continuing training activities of store-level personnel. Similarly, as early stores are opened in a specific geographic market, the efficiencies of advertising, promotion and area management are not reached and cause an additional drain on store-level economics. Start-up costs related to expenditures incurred prior to opening individual units, which are amortized over the first year of operation of a store, additionally reduce operating profitability during the early stages of store operations. Stores added this year which were acquired and converted to Company-owned units, while not generally affected by low early stage revenues, also exhibit inefficiencies in early operations due to initial staff and management turnover and related training issues resulting in higher than normal costs. As the Company intends to continue to add Company-owned stores in fiscal 1997, Management believes similar inefficiencies will result from these stores but will decline as a percent of total Company-owned store operations.

     With the increase in both franchise, licensed and Company-owned operations, the Company has experienced increases in payroll, occupancy and overhead costs in the corporate offices. At November 30, 1996 the Company had 33 employees at the corporate level who oversee operations of the franchise, licensed and Company-owned store operations, up from 21 at the end of 1995. While these costs have increased, they have decreased as a percent of total revenues, and management expects that these costs will further decline as a percent of revenue as additional franchise and Company-owned units are added in 1997. While management has not completed a comprehensive plan of operations related to the proposed MFM merger, it is expected that this acquisition and existing Company growth will require only modest increases in employee headcounts at the corporate office. Additionally, as the Company approximately doubled the space at the corporate headquarters in late 1996 through subletting an office suite adjacent to the Company's existing offices, it is anticipated that the Company will not require additional office facilities in the foreseeable future. The Company believes it is in a position to leverage selling, general and administrative expenses across increasing revenue in the coming year.


RESULTS OF OPERATIONS

     The following table sets forth, for the fiscal years 1996 and 1995, revenue by type and as a percentage of total revenue during the year, along with the change from 1995 (in thousands):

                                          Year ended November 30,
                                      --------------------------------
                                           1996            1995        Increase
                                      ---------------  --------------- --------
Selected Revenue Data:
Company-owned stores                  $3,484    55.1%  $  563    27.7%  $2,921
Franchise and area development fees    1,024    16.2%     700    34.5%     324
Royalty fees from franchise stores     1,403    22.2%     767    37.7%     636
Licensing fees and other income          413     6.5%       3     0.1%     410
                                      ---------------  ---------------  ------

Total                                 $6,324   100.0%  $2,033   100.0%  $4,291
                                      ===============  ===============  ======


FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

     Total revenues increased 211% to $6,324,000 in 1996 from $2,033,000 the prior year. This increase was driven primarily by the increase in Company-owned store revenues which accounts for 55.1% of total revenue in 1996 up from 27.7% in the prior year. The Company added 13 Company-owned units during the year bringing the total to 15 in operation at November 30, 1996. Franchise and area development fees rose to $1,024,000 or 16.2% of total revenue in 1996 from $700,000 or 34.5% of total revenue in 1995 as a result of opening a total of 51 franchise units during the year compared to 38 during 1995. Additionally, $161,000 of the 1996 increase in these fees is attributable to the Company entering into a master franchise agreement with an Alberta, Canada corporation for the development of franchised stores in the four western provinces of Canada. Royalty fees from franchise stores increased to $1,403,000 or 22.2% of revenue in 1996 from $767,000 or 37.7% or revenue in 1995, as a result of the higher number of franchise stores in operation in 1996 compared to the prior year. Licensing fees and other income increased from approximately $3,000 in 1995 to $413,000 for 1996 or 6.5% of total revenues, as a result of the Company's entrance into various nontraditional channels of distribution, such as the sale of Brewster's Coffee to franchisees and licensees of the Company, licensing fees paid by Host Marriott on the sales of product in Big Apple Bagels licensed units in their system, and commissions received on the sale to Host Marriott and Mrs. Fields by a third party commercial baker of par-baked Big Apple Bagels. Additionally, the Company generated $123,000 from the resale to franchisees of stores acquired during the year.

     Food, beverage and paper costs, and store payroll and other operating expenses increased by 538.3% and 519.3%, respectively, in 1996 as a result of increasing the Company-owned stores base from two units at the close of 1995 to 15 at the end of 1996. Total food, beverage and paper costs consumed 35.1% of Company-store revenue for 1996 versus 34.0% in 1995, while store payroll and other operating expenses remained at 50.3% of revenue in both periods. The levels of these rates, and the increase from 1995 in food, beverage and paper costs, are a direct result of the increase in Company-owned stores during the year and related start-up inefficiencies. Costs of the uncompleted business acquisition were the result of acquisition-related costs and stock offering costs related to the Company's uncompleted acquisition of Chesapeake (see "General" above) which accounted for 10.3% of total 1996 revenue.

     Selling, general and administrative expenses increased 67.7% to $3,318,000 during 1996 from $1,979,000 in the prior year as a result of supporting an increasing base of franchise stores as well as the significant increase in Company-owned stores during the year. Payroll-related costs increased 52.9% during the year due to the increase in corporate level headcount from 21 at the beginning of 1996 to 33 at the close of the year. Advertising and promotion expense increased 209.6% due to increased advertising costs related to the Company-owned stores base. Professional service fees declined 5.7% in 1996, as compared to 1995, as the prior year included additional legal and accounting costs preceding the Company's initial public offering in November 1995. Franchise-related costs, those costs associated with franchise openings, increased 55.5% as a result of the increase in franchise openings from 38 in 1995 to 51 in 1996. Depreciation and amortization expense increased 482.6% due to the significant increase in Company-owned store depreciation and related to amortization of intangible assets including goodwill, contract rights, noncompetition agreements and trademarks resulting from the Company's various acquisitions during 1996. Other selling, general and administrative expenses increased 66.4% following trends in other components of this category.

     Loss from operations was $621,000 in 1996 versus $421,000 in 1995, representing a 47.6% increase from 1995. Without the impact of the uncompleted Chesapeake acquisition write-off of $651,000, Company operations would have generated income of approximately $30,000 for 1996. Interest income increased $301,000 as a result of the Company's investment of unused proceeds of the Company's November 1995 initial public offering during the year. Interest expense declined to approximately $5,000 in 1996 from $31,000 in the prior year as a result of the conversion of $229,000 of convertible bonds outstanding at the beginning of the year to common stock.

     Net loss for the year decreased to $321,000 as compared to the prior year net loss of $436,000, a 26.4% decrease. Without the impact of the uncompleted Chesapeake acquisition costs write-off, the Company would have recognized net income for 1996 of approximately $330,000. Net loss per share was $0.04 on both a primary and fully-diluted basis as compared to net loss per share in 1995 of $
0.13 and $0.12 on a primary and fully-diluted basis, respectively. The average number of shares used to compute per share amounts was significantly increased as a result of the Company's initial public offering in November 1995.

     On a pro forma basis, had the acquisitions of Strathmore, BUI and Danville occurred at the beginning of fiscal 1995, revenues for 1996 would have been $8,543,000 representing a 48.1% increase from $5,768,000 in 1995 attributable primarily to the increase in Company-owned stores noted above and the growth in revenues from Strathmore, BUI and Danville during the year. Net loss on a pro forma basis for 1996 and 1995 would have been $548,000 and $676,000, respectively, representing a 18.9% decrease between the years. This increase is related to the write-off of costs related to the uncompleted Chesapeake acquisition and other factors noted above, as well as inefficiencies in selling, general and administrative expenses implicit in comparing on a pro forma basis costs incurred by BUI, Strathmore and Danville prior to the acquisitions by the Company. Pro forma net loss per share would have been approximately $0.07 and $0.19 for the fiscal years ended November 1996 and 1995, respectively.


LIQUIDITY AND CAPITAL RESOURCES

     During the year ended November 30, 1996, cash provided by operating activities was $69,000 as compared with $406,000 provided by operating activities during 1995, or an 83.0% decrease. This decrease in a large part is due to the costs related to the uncompleted Chesapeake acquisition written off in the fourth quarter of $651,000 and other changes in operating assets and liabilities. Without the impact of the write-off of these costs, cash flows from operations would have been $720,000.

     Cash used for investing activities during 1996 totaled $6,422,000 of which $2,512,000 was used in the purchase of property, plant and equipment primarily for new Company-owned store construction during the year. Business acquisitions during the year required $2,474,000 in cash, including $991,000 related to BUI, $880,000 related to Strathmore and $603,000 related to Danville. The purchase of the Brewster's trademark and other rights required $171,000 in 1996. Cash used for investing activities during 1995 totaled $458,000, which consisted primarily of constructing and equipping the second Company-owned store totaling approximately $157,000, the acquisition of the "Big Apple Deli" trademark, and miscellaneous purchases of property, plant and equipment totaling approximately $78,000 used in the corporate headquarters facilities.

     Financing activities provided a total of $837,000 in 1996, due principally to the exercise in January of the underwriter's over-allotment option from the Company's initial public offering which provided the Company $882,000 after expenses. This amount was reduced by the repayment of long-term obligations during the year of $36,000.

     On November 27, 1995, the Company completed a public offering of 2,550,000 shares of the Company's Common Stock for a public offering price of $2.67 per share or an aggregate of $6,800,000. Costs associated with this offering totaled approximately $1,056,000, which included an underwriting discount of 9% of the offering amount, plus a nonaccountable expense allowance of 3%, and other expenses. Effective with the closing of the public offering on November 30, 1995 and pursuant to an August 31, 1995 subscription agreement, the Company sold an additional 403,536 shares of Common Stock to Aladdin at $1.80 per share. Costs associated with this transaction totaled $97,500 payable to an investment banking firm for assistance in obtaining the financing. The Company's cash needs in fiscal 1996 were met, in part, with proceeds from these transactions.

     To meet its goals in fiscal 1997 of continuing to add to Company-owned stores and other strategic acquisitions, the Company requires additional financing. Accordingly, the Company is currently seeking to place no more than $3,000,000 in convertible preferred stock in a private placement to institutional investors. Management believes that the proceeds of the private placement, combined with cash flows from operations, should sufficiently fund its planned expansion during 1997.


ITEM 7.  FINANCIAL STATEMENTS

     The Consolidated Financial Statements and Report of Independent Auditors is included immediately following.

         Consolidated Balance Sheets
         Consolidated Statements of Operations
         Consolidated Statements of Stockholders' Equity (Deficit) Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements



                        CONSOLIDATED FINANCIAL STATEMENTS

                               BAB HOLDINGS, INC.

                     YEARS ENDED NOVEMBER 30, 1996 AND 1995
                       WITH REPORT OF INDEPENDENT AUDITORS





                               BAB Holdings, Inc.

                        Consolidated Financial Statements


                     Years ended November 30, 1996 and 1995




                                    CONTENTS


Report of Independent Auditors

Consolidated Financial Statements

Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Shareholders' Equity (Deficit)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements





                         Report of Independent Auditors

The Shareholders and Board of Directors
BAB Holdings, Inc.

We have audited the accompanying consolidated balance sheets of BAB Holdings, Inc. as of November 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BAB Holdings, Inc. at November 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ Ernst & Young LLP

Chicago, Illinois
February 7, 1997





                               BAB Holdings, Inc.

                           Consolidated Balance Sheets


                                                                                NOVEMBER 30
                                                                            1996          1995
                                                                         -----------   -----------
ASSETS
Current assets:
   Cash and cash equivalents, including restricted cash of
     $149,232 and $346,441, respectively                                 $ 2,163,293   $ 7,679,009
   Trade accounts receivable                                                 471,303        81,198
   National Marketing Fund contributions receivable                           96,121        26,795
   Inventories                                                               103,314        16,542
   Notes receivable                                                          556,143        13,144
   Amounts due from affiliate                                                 36,347        18,026
   Deferred franchise costs                                                   43,576        25,238
   Prepaid expenses and other current assets                                 216,176        35,553
                                                                         -----------   -----------
Total current assets                                                       3,686,273     7,895,505

Property, plant, and equipment:
   Leasehold improvements                                                  1,064,648       101,937
   Furniture and fixtures                                                    435,277       101,480
   Equipment                                                               1,335,719       232,972
   Construction in progress                                                  997,383            --
                                                                         -----------   -----------
                                                                           3,833,027       436,389
   Less:  Accumulated depreciation and amortization                          299,315        87,957
                                                                         -----------   -----------
                                                                           3,533,712       348,432
Patents, trademarks, and copyrights, net of accumulated
   amortization of $21,752 and $1,446, respectively                          545,177       172,575
Goodwill, net of accumulated amortization of $27,924                       2,511,295            --
Other assets, net of accumulated amortization of $147,090 and $30,364,
   respectively                                                              583,346        63,627
Notes receivable                                                             288,184        11,493
                                                                         -----------   -----------
                                                                         $11,147,987   $ 8,491,632
                                                                         ===========   ===========




                                                                            NOVEMBER 30
                                                                        1996           1995
                                                                    ------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $  1,056,548    $    384,465
   Accrued professional and other services                               289,567         105,000
   Accrued liabilities                                                   228,947         107,536
   Unexpended National Marketing Fund contributions                      145,383          57,563
   Current portion of long-term debt                                       6,375           7,927
   Deferred franchise fee revenue                                        624,400         802,500
                                                                    ------------    ------------
Total current liabilities                                              2,351,220       1,464,991

Long-term debt, less current portion                                       1,758         236,294

Shareholders' equity:
   Common stock, no par value; 20,000,000 shares
     authorized, 7,413,069 shares
     and 6,772,038 shares issued, respectively,
     and 7,143,069 and 6,502,038
     outstanding, respectively                                         9,218,522       7,903,183

   Preferred stock, $0.01 par value; 4,000,000 shares authorized,
     and no shares issued and outstanding                                     --              --
   Treasury stock at cost, 270,000 shares                                (17,500)        (17,500)
   Additional paid-in capital                                          1,010,167              --
   Accumulated deficit                                                (1,416,180)     (1,095,336)
                                                                    ------------    ------------
Total shareholders' equity                                             8,795,009       6,790,347




                                                                    ------------    ------------
                                                                    $ 11,147,987    $  8,491,632
                                                                    ============    ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.





                               BAB Holdings, Inc.

                      Consolidated Statements of Operations



                                                   YEAR ENDED NOVEMBER 30
                                                     1996          1995
                                                 -----------    -----------
REVENUES
Net sales by Company-owned stores                $ 3,484,319    $   563,211
Franchise and area development fees                1,023,331        700,000
Royalty fees from franchised stores                1,402,839        767,064
Licensing fees and other income                      413,109          2,728
                                                 -----------    -----------
                                                   6,323,598      2,033,003

OPERATING COSTS AND EXPENSES
Food, beverage, and paper costs                    1,221,826        191,415
Store payroll and other operating expenses         1,753,397        283,120
Costs of uncompleted business acquisition            650,922             --
Selling, general, and administrative expenses:
   Payroll-related expenses                        1,337,587        874,719
   Advertising and promotion                         365,387        118,036
   Professional service fees                         373,614        396,358
   Franchise-related expenses                        157,990        101,570
   Depreciation and amortization                     379,266         65,102
   Other                                             704,228        423,261
                                                 -----------    -----------
                                                   3,318,072      1,979,046
                                                 -----------    -----------
                                                   6,944,217      2,453,581
                                                 -----------    -----------
Loss from operations                                (620,619)      (420,578)
Interest income                                      316,855         15,625
Interest expense                                      (4,530)       (30,807)
Other expense                                        (12,550)            --
                                                 -----------    -----------
Net loss                                            (320,844)      (435,760)
Preferred stock dividends accumulated                     --         (4,000)
                                                 -----------    -----------
Net loss attributable to common shareholders     $  (320,844)   $  (439,760)
                                                 ===========    ===========

Primary earnings per share                       $     (0.04)   $     (0.13)
                                                 ===========    ===========
Fully diluted earnings per share                 $     (0.04)   $     (0.12)
                                                 ===========    ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                               BAB Holdings, Inc.

           Consolidated Statements of Shareholders' Equity (Deficit)




                                         COMMON STOCK          PREFERRED STOCK              TREASURY STOCK
                                     SHARES        AMOUNT     SHARES     AMOUNT          SHARES        AMOUNT
                                  -----------   -----------    ----    -----------    -----------    -----------

Balance as of November 30, 1994     2,430,000   $    49,570    56.0    $   392,000       (270,000)   $   (17,500)
Preferred stock conversion            813,000       379,400   (54.2)      (379,400)            --             --
Preferred stock redemption                 --        (6,002)   (1.8)       (12,600)            --             --
Preferred stock cash dividends             --        (5,944)     --             --             --             --
Bond payable conversion                52,440       132,849      --             --             --             --
Issuance of common stock            3,476,598     7,353,310      --             --             --             --
Net loss                                   --            --      --             --             --             --
                                  -----------   -----------    ----    -----------    -----------    -----------
Balance as of November 30, 1995     6,772,038     7,903,183      --             --       (270,000)       (17,500)
Bond payable conversion                75,060       190,989      --             --             --             --
Issuance of common stock              382,500       882,350      --             --             --             --
Cashless exercise of investor
   warrant                            133,471            --      --             --             --             --
Issuance of common stock in
   acquisitions                        50,000       242,000      --             --             --             --
Issuance of stock options in
   acquisitions                            --            --      --             --             --             --
Net loss                                   --            --                     --             --             --
                                  -----------   -----------    ----    -----------    -----------    -----------
Balance as of November 30, 1996     7,413,069   $ 9,218,522      --    $        --       (270,000)   $   (17,500)
                                  ===========   ===========    ====    ===========    ===========    ===========



                       (WIDE TABLE CONTINUED FROM ABOVE)



                                   ADDITIONAL
                                    PAID-IN      ACCUMULATED
                                    CAPITAL        DEFICIT         TOTAL
                                  -----------    -----------    -----------

Balance as of November 30, 1994            --    $  (659,576)   $  (235,506)
Preferred stock conversion                 --             --             --
Preferred stock redemption                 --             --        (18,602)
Preferred stock cash dividends             --             --         (5,944)
Bond payable conversion                    --             --        132,849
Issuance of common stock                   --             --      7,353,310
Net loss                                   --       (435,760)      (435,760)
                                  -----------    -----------    -----------
Balance as of November 30, 1995            --     (1,095,336)     6,790,347
Bond payable conversion                    --             --        190,989
Issuance of common stock                   --             --        882,350
Cashless exercise of investor
   warrant                                 --             --             --
Issuance of common stock in
   acquisitions                            --             --        242,000
Issuance of stock options in
   acquisitions                     1,010,167             --      1,010,167
Net loss                                   --       (320,844)      (320,844)
                                  -----------    -----------    -----------
Balance as of November 30, 1996   $ 1,010,167    $(1,416,180)   $ 8,795,009
                                  ===========    ===========    ===========



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                               BAB Holdings, Inc.

                      Consolidated Statements of Cash Flows


                                                             YEAR ENDED NOVEMBER 30
                                                               1996        1995
                                                            ---------    ---------
OPERATING ACTIVITIES
Net loss                                                    $(320,844)   $(435,760)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation and amortization                            379,266       65,102
     Deferred preopening store cost                          (142,867)          --
     Other                                                     11,045       16,236
     Changes in operating assets and liabilities:
         Trade accounts receivable                           (447,293)     (52,274)
         National Marketing Fund contributions receivable     (69,326)     (18,893)
         Inventories                                           (7,926)     (10,354)
         Deferred franchise costs                             (18,338)       9,710
         Notes receivable                                      (3,682)      17,766
         Prepaid expenses and other assets                   (180,623)     (19,340)
         Amounts due from affiliate                           (18,321)      (5,930)
         Accounts payable                                     672,083      374,064
         Accrued professional and other services              184,567       95,000
         Accrued liabilities                                  121,411       38,966
         Unexpended National Marketing Fund
           franchisee contributions
                                                               87,820       26,400
         Deferred franchise fee revenue                      (178,100)     305,500
                                                            ---------    ---------
Net cash provided by operating activities                      68,872      406,193




                               BAB Holdings, Inc.

                Consolidated Statements of Cash Flows (continued)


                                                                  YEAR ENDED NOVEMBER 30
                                                                   1996          1995
                                                               -----------    -----------
INVESTING ACTIVITIES
Purchase of Bagels Unlimited                                   $  (990,874)   $        --
Purchase of Stratmore                                            (879,566)            --
Purchase of Danville                                              (602,988)            --
Purchases of property, plant, and equipment                     (2,512,472)      (254,299)
Purchase of trademarks                                            (171,396)      (169,291)
Purchases of other assets                                         (143,765)            --
Loan disbursements                                              (1,254,196)            --
Loan repayments                                                    183,578             --
Other                                                              (50,171)       (34,480)
                                                               -----------    -----------
Net cash used for investing activities                          (6,421,850)      (458,070)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                           1,020,000      8,055,591
Payment of common stock issuance costs                            (137,650)    (1,212,006)
Redemption of preferred stock                                           --        (18,602)
Payment of preferred dividends                                          --         (5,944)
Debt proceeds                                                           --        520,000
Debt repayments                                                    (35,928)       (16,930)
Other                                                               (9,160)        (1,600)
                                                               -----------    -----------
Net cash provided by financing activities                          837,262      7,320,509
                                                               -----------    -----------
Net increase (decrease) in cash and cash equivalents            (5,515,716)     7,268,632
Cash and cash equivalents at beginning of year                   7,679,009        410,377
                                                               -----------    -----------
Cash and cash equivalents  at end of year                      $ 2,163,293    $ 7,679,009
                                                               ===========    ===========



SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                               BAB Holdings, Inc.

                   Notes to Consolidated Financial Statements



1.  BASIS OF PRESENTATION

BAB Holdings, Inc. (the Company) is an Illinois Corporation incorporated on November 25, 1992. The Company has three wholly owned subsidiaries, BAB Operations, Inc. (Operations), BAB Systems, Inc. (Systems), and Brewster's Franchise Corporation (BFC). Systems was incorporated on December 2, 1992, and was primarily established to franchise "Big Apple Bagels" specialty bagel retail stores. Systems has a wholly owned subsidiary, Systems Investments, Inc. (Investments), which was created to operate the first Company-owned Big Apple Bagels store, which, until December 1995, also operated as the franchise training facility. Investments owns a 50% interest in a joint venture which operates a franchise satellite store. Operations was formed on August 30, 1995, primarily to operate Company-owned stores, including one which currently serves as the franchise training facility. BFC was established on February 15, 1996, to franchise "Brewster's Coffee" concept coffee stores.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The joint venture is accounted for using the equity method.

CASH EQUIVALENTS

The Company classifies as cash equivalents all highly liquid investments, primarily composed of money market mutual funds, certificates of deposit, and government agency notes, which are convertible to a known amount of cash and carry an insignificant risk of change in value.

INVENTORIES

Inventories are valued at the lower of cost, determined on a first in, first out
(FIFO) basis, or market.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LEASEHOLD IMPROVEMENTS AND EQUIPMENT

Leasehold improvements and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Estimated useful lives for the purposes of depreciation are: leasehold improvements - ten years or term of lease if less; machinery, equipment and fixtures - five to seven years.

INTANGIBLE ASSETS

The Company's intangible assets consist primarily of patents, trademarks, and copyrights, organization costs, contract rights, noncompetition agreements, and goodwill. Organization costs are primarily incorporation fees and legal fees associated with initial Uniform Franchise Offering Circulars related to operations and are being amortized over five years. Patents, trademarks, and copyrights are being amortized over 17 years. Contract rights are related to costs allocated to license agreements assumed by the Company in the acquisition of Strathmore Bagels Franchise Corporation and are being amortized over 8.5 years, the remaining life of the contract. Noncompetition agreements are amortized over the term of the agreements, which is six years. Goodwill recorded as a result of acquisitions described in Note 11 are being amortized over 40 years. Amortization expense recorded in the accompanying consolidated statements of operations for the years ended November 30, 1996 and 1995, was $164,956 and $17,203, respectively.

STOCK OPTIONS

The Company uses the intrinsic method to account for stock options granted for employees and directors. No compensation expense is recognized for stock options because the exercise price of the option is at least equal to the market price of the underlying stock on the grant date. Stock options granted as consideration in purchase acquisitions during 1996 have been recorded as an addition to additional paid-in capital in the accompanying balance sheet based on the fair value of such options on the date of the acquisition.

DEFERRED FRANCHISE FEE REVENUES AND COSTS

The Company recognizes franchise fee revenue upon the opening of a franchise store. Direct costs associated with the franchise sales are deferred until the franchise fee revenue is recognized. These costs include site approval, construction approval, commissions, blueprints, purchase of cash registers, and training costs.

Area development agreement revenue is recognized on a pro rata basis as each store covered by the agreement opens. At the termination of an agreement, any remaining deferred franchise and area development agreement revenue is recognized as such amounts are not refundable.

In addition to Company-operated and franchised stores, the Company acts as licensor of "Big Apple Bagels" units owned and operated by Host Marriott Services (Host Marriott). Included below as "licensed units" are these units located primarily in airport and travel plazas served by Host Marriott. The Company derives a licensing fee from certain sales at these units as well as a sales commission from the sale of par-baked bagels to these units by a third-party commercial bakery.

Stores which have been opened and unopened stores for which an agreement has been executed and franchise or area development fees collected are as follows:

                                                     NOVEMBER 30
                                                1996             1995
                                         ------------      ------------
Stores opened:
   Company-owned                                  15             2
   Franchisee-owned                               99            59
   Licensed                                       35            --
                                         ------------      ------------
                                                 149            61
Unopened stores:
     Franchise agreement                          26            32
     Area development agreement                   39            50
                                         ------------      ------------
                                                  65            82
                                         ------------      ------------
                                                 214           143
                                         ============      ============



ADVERTISING COSTS

The Company expenses advertising costs as incurred. Advertising expense was $179,659 and $55,245 in 1996 and 1995, respectively. Included in advertising expense was $41,928 and $30,912, in 1996 and 1995, respectively, related to the Company's franchise operations.

NET LOSS ATTRIBUTABLE TO COMMON SHARE

All share information presented has been adjusted for the three-for-two stock split effected in the form of a 50% dividend which occurred in April 1996. All common stock and warrants issued within one year prior to the initial filing of the public offering (see Note 8), have been treated as outstanding shares for the periods prior to the initial public offering. Prior to the issuance of such stock and warrants, the number of such shares included in the calculation of net loss attributable to common share has been reduced by the number of shares that could have been purchased at the public offering price using the proceeds from the issuance. Subsequent to the issuance of such stock, only the actual number of such shares issued has been included in the calculations. The primary calculation of net loss attributable to common share is based on the net loss attributable to common shareholders and the weighted-average number of common shares outstanding during the period. The primary calculation of net loss attributable to common share does not include the convertible bonds and the convertible preferred stock because they are not common stock equivalents. The fully diluted calculation of net loss attributable to common share assumes conversion at the beginning of the period of any convertible security converted during the period. Accordingly, the net loss attributable to common shareholders was adjusted for preferred dividends accumulated and interest expense on securities converted during the period.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

NEW ACCOUNTING PRONOUNCEMENT

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (the Standard), which is effective for fiscal years beginning after December 15, 1995. The Company intends to implement the requirements of this Standard for the fiscal year ended November 30, 1997, and has determined that, in accordance with the Standard, it will not alter its current method of accounting for stock-based compensation in the Consolidated Statement of Operations. The Company has not yet determined the impact, on a pro forma basis, of implementing the disclosure requirements of this standard.


3.  RESTRICTED CASH

The Company is required by certain states to maintain franchise and area development fees in escrow accounts until the related franchise stores commence operations. At November 30, 1996 and November 30, 1995, these accounts totaled $63,500 and $314,000, respectively.

The Company established the National Marketing Fund (Fund) during 1994. Franchisees are required to contribute to the Fund based on their net sales and in turn are reimbursed for a portion of media advertising placed in their local markets up to a maximum equal to the amount they contributed. At November 30, 1996 and 1995, the Fund's cash balance was $85,732 and $32,441, respectively.

4.  INCOME TAXES

There were no provisions for income taxes during the years ended November 30, 1996 and 1995, due to net operating losses incurred during those periods. The reconciliation of the income tax benefit computed at the federal statutory rate of 34% and the provision for income taxes is as follows:

                                                             YEAR ENDED NOVEMBER 30
                                                             1996             1995
                                                     ------------------------------------
Income tax benefit computed at federal
   statutory rate                                          $(109,087)        $(148,158)
State income tax benefit, net of federal tax
   benefit                                                   (15,458)          (20,995)
Permanent differences on debt financing
   obtained                                                   (1,748)          (31,701)
Other adjustments                                              1,046              (181)
Valuation allowance against net deferred tax
   asset                                                     125,247           201,035
                                                     ------------------------------------
Provision for income taxes                           $            --   $            --
                                                     ====================================



There was no current income tax expense for the years ended November 30, 1996 and 1995, due to the Company incurring net operating losses for tax purposes during each of those two years. No deferred taxes have been reflected in the consolidated statements of operations because the Company has fully reserved the tax benefit of net deductible temporary differences and operating loss carryforwards due to the fact that the likelihood of realization of the tax benefits cannot be established. The Company did not pay any income taxes during the years ended November 30, 1996 and 1995.

Deferred tax assets (liabilities) are as follows:

                                                                   NOVEMBER 30
                                                             1996              1995
                                                      -----------------------------------
Franchise fee revenue                                       $249,760         $313,400
Net operating loss carryforwards                             350,464          117,211
Franchise costs                                               74,979           27,476
National Marketing Fund net contributions                     19,664           12,976
Promotional expenses                                               -           10,020
Depreciation                                                 (94,741)         (22,347)
Start-up costs                                               (21,092)               -
Other                                                          4,106             (843)
                                                      -----------------------------------
                                                             583,140          457,893
                                                      -----------------------------------
Valuation allowance                                         (583,140)        (457,893)
                                                      -----------------------------------
                                                       $          --    $          --
                                                      ===================================


At November 30, 1996, the Company has cumulative net operating loss carryforwards expiring between 2008 and 2011 for U.S. federal income tax purposes of approximately $876,160. The net operating loss carryforwards are subject to limitation in any given year as a result of the Company's initial public offering (see Note 8) and may be further limited if certain other events occur.


5.  LONG-TERM OBLIGATIONS

Long-term debt consisted of the following:

                                                                                   NOVEMBER 30
                                                                             1996              1995
                                                                       ------------------------------------
Unsecured note payable to bank, principal payments due monthly beginning April 1994, in accordance with a paydown schedule, at
   an interest rate of 9.5%                                                    $2,245       $    5,389
Secured note payable to bank, principal payments due monthly beginning June 1994, in accordance with a paydown schedule, at an
   interest rate of 8.75%                                                       5,888            9,672
8% unsecured convertible bonds, due July 1, 2002                                    -          220,160
8% redeemed unsecured bonds, due July 1, 2000                                       -            9,000
                                                                       ------------------------------------
                                                                                8,133          244,221
Less:  Current portion                                                          6,375            7,927
                                                                       ------------------------------------
Long-term debt, net of current portion                                         $1,758         $236,294
                                                                       ====================================


In fiscal 1995, the Company had outstanding $370,000 of 8% unsecured convertible bonds due July 1, 2002. The bonds were convertible into shares of common stock at the conversion ratio of one share for every $2.67 of principal outstanding. In July 1995, the Company issued 52,440 shares of common stock to bondholders exercising certain conversion rights. Among other terms of the issue, the Company had the option of calling outstanding bonds at any time during the term, subject to certain redemption notice requirements. On December 29, 1995, the Company notified the remaining bondholders of its intent to redeem the outstanding principal balance of the issue. Bondholders representing $200,160 of principal elected to convert their interests to common stock pursuant to the terms of bonds, resulting in the issuance of 75,060 shares of common stock. The remaining outstanding principal was retired by the payment by the Company of approximately $31,000 to bondholders in February 1996.

On August 15, 1995, the Company issued a convertible promissory note for $500,000, due December 1, 1996, bearing interest at 11%, payable monthly. The note was converted into 254,238 shares of common stock on August 31, 1995, in connection with a stock subscription agreement (see Note 8).

The secured note payable to bank is collateralized by a delivery van.

As of November 30, 1996, annual maturities on long-term debt are due as follows:
$6,375 in 1997 and $1,758 in 1998. Interest paid for the years ended November 30, 1996 and 1995, was $4,530 and $28,954, respectively.


6.  LEASE COMMITMENTS

The Company rents its office and Company-owned store facilities under leases which require it to pay real estate taxes, insurance, and general repairs and maintenance on these leased facilities. Rent expense for the years ended November 30, 1996 and 1995, was $230,480 and $53,115, respectively. At November 30, 1996, future minimum annual rental commitments under the leases are as follows:

1997                                            $   707,210
1998                                                803,525
1999                                                755,863
2000                                                648,207
2001                                                488,370
Thereafter                                          809,143
                                            -------------------
                                                 $4,212,318
                                            ===================



7.  NONCASH TRANSACTIONS

During 1995 the Company converted $379,400 of preferred stock to common stock (see Note 8).

In connection with the stock subscription agreement entered into on August 31, 1995, the $500,000 August 15, 1995, promissory note was converted to common stock with put option, and the Company accepted a $200,000 note receivable (see Notes 5 and 8).

During 1996 and 1995 the Company converted $190,989 and $132,849 of bonds, net of bond issue costs, to shares of common stock (see Note 5).

On May 1, 1996, the Company issued 50,000 shares of common stock and an option to purchase 100,000 additional shares of common stock valued, in total, at approximately $392,000 and canceled notes and other receivables totaling approximately $145,000 as a portion of consideration of the purchase of several bagel stores owned and operated by a franchisee (see Notes 8 and 11).

On May 22, 1996, the Company issued an option to purchase 625,000 shares of common stock valued at $860,000 in connection with the purchase of various contract rights related to licensed units owned and operated by Host Marriott (see Notes 8 and 11).

On October 18, 1996, the Company canceled notes and other receivables totaling approximately $165,000 in connection with the purchase of all contract rights and other assets of BrewCorp (formerly known as Brewster's Coffee Company, Inc.) in foreclosure proceedings.


8.  SHAREHOLDERS' EQUITY (DEFICIT)

On March 28, 1996, the Board of Directors declared a three-for-two stock split effected in the form of a 50% dividend payable to shareholders of record on April 12, 1996 and distributed on April 26, 1996. The terms of all outstanding options and warrants to purchase shares of common stock were adjusted accordingly. All share information has been adjusted to reflect the stock split.

During fiscal year 1995, the Company notified preferred shareholders of its intention to redeem the outstanding shares of preferred stock. Subject to the shareholder's conversion right, the Company had the right to redeem shares of preferred stock for cash at a price equal to the original amount invested by the shareholder, plus an annualized noncompounded return of 25% and all accrued but unpaid dividends due. Preferred shareholders had the right to convert their shares to shares of the Company's common stock at any time. During fiscal 1995,
54.2 preferred shares were converted to 813,000 shares of common stock, and the remaining 1.8 shares were redeemed for cash. The Company declared and paid a 5% dividend on the preferred stock for the period from November 2, 1994, through the date of conversion or redemption of each preferred share, totaling $5,944.

On July 12, 1995, the Articles of Incorporation were amended to authorize 4,000,000 shares of preferred stock, $.01 par value. No shares of preferred stock were outstanding at November 30, 1996 or 1995.

In July 1995, employees of the Company subscribed for 14,587 shares of common stock at a price of $2.67 per share. The Company contributed $.67 per share which was recorded as compensation expense. These shares were paid in full and issued on September 30, 1995.

On August 31, 1995, the Company entered into a stock subscription agreement with an "Investor" and sold 508,475 shares of common stock for $1,000,000, which was paid, in part, by conversion of the $500,000 August 15, 1995 promissory note (see Note 5). The net proceeds to the Company were $941,380.

On September 20, 1995, the Articles of Incorporation of the Company were amended to increase the authorized common shares from 5,000,000 to 20,000,000 shares.

On November 27, 1995, the Company completed a public offering of 2,500,000 shares of common stock for a public offering price of $2.67 per share or an aggregate of $6,800,000. Costs associated with this offering totaled $1,055,886, which included an underwriting discount of 9% of the offering amount plus a nonaccountable expense allowance of 3% along with other expenses. The Company also sold to the underwriter, for nominal consideration, warrants to purchase 255,000 shares of the Company's common stock. The warrants are exercisable between the first and fifth anniversary of the effective date of the initial public offering at $3.20 per share.

On November 30, 1995, effective with the closing of the offering and pursuant to the stock subscription agreement mentioned above, the Company sold an additional 403,536 shares of common stock to the Investor at $1.80 per share. Costs associated with this transaction totaled $97,500 payable to an investment banking firm for assistance in obtaining financing. The net proceeds to the Company were $628,866. In addition, the Investor was granted a warrant to purchase up to 144,041 shares of common stock exercisable from the date of issuance through September 1, 1996, at a price of $.67 per share. On June 25, 1996, 133,471 shares of common stock were issued to the Investor in connection with a cashless exercise of the warrant. In connection with this exercise, the Investor forfeited the option to purchase the remaining 10,570 shares covered by the warrant.

On January 2, 1996, the Company sold an additional 382,500 shares of Common Stock at the public offering price of approximately $2.67 per share upon exercise in full of the underwriter's over-allotment option, for an aggregate of $1,020,000. Costs associated with the exercise of the over-allotment option totaled approximately $138,000 which included an underwriting discount of 9% of the offering amount, plus a nonaccountable expense allowance of 3%, and other expenses. The net proceeds to the Company were approximately $882,000.

On May 1, 1996, in connection with the acquisition of Bagels Unlimited, Inc., the Company issued 50,000 shares of common stock and an option to purchase an additional 100,000 shares of common stock. The option is exercisable for 5 years commencing on May 1, 1996, at a $4.00 per share price. The stock and option were valued at approximately $242,000 and $150,000, respectively.

On May 22, 1996, in connection with the acquisition of Strathmore Bagels Franchise Corp., the Company issued an option to purchase 625,000 shares of Holdings' common stock, no par value, at an exercise price of $6.17 per share. The option is exercisable for 312,500 shares commencing on May 21, 1997, and for the remaining 312,500 shares commencing on May 21, 1998. The exercise period for the option ends on May 21, 1999. The option was valued at approximately $860,000.


9.  STOCK OPTION PLANS

On September 20, 1995, the Company adopted and received shareholder approval of the 1995 Long-Term Incentive and Stock Option Plan (the Incentive Plan), which permits the issuance of options, stock appreciation rights, and restricted stock awards to employees and nonemployee officers, directors, and agents of the Company. The Incentive Plan reserves 570,000 shares of common stock for grant and provides that the term of each award be determined by the Board or a committee of the Board. Under the terms of the Incentive Plan, options granted may be either nonqualified or incentive stock options. Incentive stock options must be exercisable at not less than the fair market value of a share on the date of grant (110% of fair market value if the optionee is a 10% or greater shareholder) and may be granted only to employees. The Incentive Plan will terminate on September 19, 2005, unless terminated sooner by action of the Board.

On September 20, 1995, incentive stock options were granted for an aggregate of 27,000 shares to 18 of the Company's employees, which are exercisable at $2.67 per share. Of the options issued to each employee in 1995, 750 options are exercisable on December 1, 1996, and the remaining 750 options are exercisable on December 1, 1997. During 1996, as a result of employees terminating their employment with the Company, options to purchase 9,000 shares granted to six employees were canceled. Additionally, on February 27, 1996, stock options to purchase a total of 6,000 shares were granted to two employees, exercisable one year from the date of grant, at an exercise price of $4.17. On April 23, 1996, stock options to purchase a total of 262,500 shares were granted to five employees, exercisable one year from the date of grant, 147,000 at an exercise price of $6.37, and 115,000 to a 10% shareholder exercisable at $7.01. Options are exercisable for a period of ten years from the respective exercise date. Options issued terminate immediately following an optionee's termination of employment or, in some circumstances, one to three months after termination or up to 12 months in the case of the death of the employee.

Additionally, on September 20, 1995, the Company adopted and received shareholder approval of the 1995 Outside Directors Stock Option Plan (the Directors Plan), which permits the issuance of nonqualified options to nonemployee members of the Board. The Directors Plan reserves 30,000 shares of common stock for grant. The Directors Plan provides for a grant of options to purchase 3,000 shares upon initial election to the Board and for annual grants thereafter, upon reelection, of options to purchase 1,500 shares.

Options granted are immediately exercisable for a period of 10 years from the date of grant at an exercise price per share equal to the fair market value of a share on the date of grant. Upon termination of the directorship, the options remain exercisable for periods of varying lengths based on the nature of the option and the reason for termination. The Directors Plan will terminate on September 19, 2005, unless terminated sooner by action of the Board.

On September 20, 1995, 3,000 options were granted to one nonemployee director pursuant to his election to the Board which are exercisable at $2.67 per share. On April 2, 1996, options to purchase 3,000 shares were issued to a director upon her election to the Board, and options to purchase 3,000 shares were issued to continuing nonemployee directors all with an exercise price of $4.83.


10.  COSTS OF UNCOMPLETED ACQUISITION

On September 4, 1996 the Company signed an agreement to acquire certain assets and assume certain liabilities of the two companies which represent the operations of The Chesapeake Bagel Bakery (Chesapeake), a franchisor and operator of Chesapeake Bagel Bakery concept specialty bagel stores. The agreement was subject to certain closing conditions including the Company obtaining funding for the acquisition by December 31, 1996. At that date, the Company was unable to complete a public offering of its common stock necessary to close the transaction on terms agreeable to management. The Company's costs incurred in acquisition-related and equity offering-related activities have been expensed in the accompanying consolidated statement of operations under the caption "costs of uncompleted business acquisition."


11.  BUSINESS COMBINATIONS

During the year the Company completed several acquisitions which were all accounted for using the purchase method of accounting. On May 1, 1996, the Company acquired certain assets of Bagels Unlimited, Inc. (BUI), a franchisee of the Company which operated five Big Apple Bagels stores in southeastern Wisconsin, for a purchase price, including acquisition costs, of approximately $1,428,000. Additionally, the Company paid $100,000 to the former owners of BUI in exchange for noncompetition agreements. The acquired stores are currently operated as Company-owned Big Apple Bagels units.

On May 21, 1996, the Company acquired certain assets and contract rights of Strathmore Bagels Franchise Corporation (Strathmore) for a purchase price including acquisition costs of approximately $1,740,000, plus additional consideration based on future openings of units operated by Host Marriott Services Corporation (Host Marriott). In this acquisition, the Company acquired rights to a license agreement with Host Marriott which operated 34 units, contracts for each facility, and certain machinery and equipment. Additionally, as part of the acquisition, the Company entered into noncompetition agreements with the two former principals of Strathmore.

On October 7, 1996, the Company acquired certain assets of Danville Bagels, Inc. (Danville), a franchisee of the Company operating two Big Apple Bagels stores in northern California, for a purchase price of approximately $603,000. Additionally, as part of the acquisition, the Company entered into noncompetition agreements with the two former principals of Danville. The acquired stores are currently operated as Company-owned Big Apple Bagels units.

The financial results of these acquisitions have been included in the accompanying consolidated statement of operations from the date of acquisition to the end of fiscal 1996. On a pro forma basis, had the above acquisitions occurred at December 1, 1994, revenues for the fiscal years ended November 30, 1996 and 1995, would have been $8,543,000 and $5,768,000, respectively. Net loss for fiscal 1996 and 1995 would have been $548,000 and $676,000, respectively, or a net loss per share of $0.07 and $0.19, respectively.


12.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company evaluates its various financial instruments based on current market interest, rates relative to stated interest rates, length to maturity, and the existence of a readily determinable market price. Based on the Company's analysis, the fair value of financial instruments recorded on the consolidated balance sheet at November 30, 1996, approximate their carrying value.

13.  SUBSEQUENT EVENT

In January 1997, the Company completed the acquisitions of Just Bagels, Inc.
(JBI), and an affiliate, franchisees of the Company operating a total of four stores in southern California. The total purchase price paid was $770,000 including $120,000 related to a noncompetition agreement with the former owners of JBI and was paid in part through the forgiveness of notes receivable from JBI of approximately $455,000.





ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.



                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Incorporated by reference to the Company's definitive proxy materials to be filed with the Commission on or about March 15, 1997.


ITEM 10.  EXECUTIVE COMPENSATION.

Incorporated by reference to the Company's definitive proxy materials to be filed with the Commission on or about March 15, 1997.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Incorporated by reference to the Company's definitive proxy materials to be filed with the Commission on or about March 15, 1997.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated by reference to the Company's definitive proxy materials to be filed with the Commission on or about March 15, 1997.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

         The following reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended November 30, 1996:

         Form 8-K/A filed November 19, 1996 as a Second Amendment to Form 8-K filed June 5, 1996, concerning the acquisition on May 21, 1996, by the Company of substantially all of certain assets of Strathmore Bagels Franchise Corporation.

         Form 8-K/A filed November 19, 1996 as a Second Amendment to Form 8-K filed on May 15, 1996, concerning the acquisition on May 1, 1996, by BAB Operations, Inc., a wholly-owned subsidiary of the Company, of substantially all of the assets of Bagels Unlimited, Inc.

EXHIBITS

         The following exhibits are filed herewith.

 EXHIBIT NO.                        DESCRIPTION OF EXHIBIT
 -----------    ----------------------------------------------------------------

  [i] 2.1 Asset Purchase Agreement dated February 2, 1996 between the Company, and Brewster's Coffee Company, Inc. and Peter D. Grumhaus

 [ii] 2.2a      Asset Purchase Agreement by and among BAB Systems, Inc., Bagels
                Unlimited, Inc. ("BUI"), and Donald Nelson and Mary Ann Varichak dated May 1, 1996

 [ii] 2.2b      Non-Competition Agreement by and among the Company and Donald
                Nelson and Mary Ann Varichak dated May 1, 1996

 [ii] 2.2c      Stock Option Agreement between the Company and BUI dated May 1,
                1996

 [ii] 2.2d      Registration Rights Agreement between the Company and BUI dated
                May 1, 1996

[iii] 2.3a      Asset Purchase Agreement by and between the Company and
                Strathmore Bagels Franchise Corp. ("Strathmore") dated May 21,
                1996

[iii] 2.3b      Stock Option Agreement dated May 21, 1996 between the Company and Strathmore

[iii] 2.3c      Registration Rights Agreement dated May 21, 1996 between the
                Company and Strathmore

[iii] 2.3d      Non-Competition Agreement dated May 21, 1996 among the Company, and Strathmore, Jack Freedman and Glen Steuerman

[iii] 2.3e      Memorandum of Understanding Regarding Form of License Agreement
                effective November 30, 1995, between Strathmore and Host
                International, Inc.

[iii] 2.3f      Consent to Assignment between Strathmore and Host International,
                Inc., dated March 13, 1996, as amended May 21, 1996

 [iv] 3.1       Amended Articles of Incorporation of the Company

 [iv] 3.2       Bylaws of the Company, as amended

 [iv] 4.1       Form of Stock Certificate evidencing Common Stock, no par value

 [iv] 4.2       Forms of Lock-up Agreement executed by certain shareholders

 [iv] 4.3       Form of 8% Convertible Bond due July 1, 2002

 [iv] 10.1      Form of Franchise Agreement

 [iv] 10.2      Form of Franchise Agreement--Satellite

 [iv] 10.3      Form of Franchise Agreement--Wholesale

 [iv] 10.4      Form of Area Development Agreement

 [iv] 10.5      Confidentiality and Non-Competition Agreement with Franchisees

 [iv] 10.6      Form of Confidentiality Agreement with Employees

 [iv] 10.7      Licensing Agreement dated November 20, 1992 between the Company and Big Apple Bagels, Inc.

 [iv] 10.8      Assignment of Royalty Mark & Trademark to the Company by Big
                Apple Bagels, Inc. dated November 20, 1992

 [iv] 10.9      Agreement dated September 14, 1995 among the Company, Big Apple
                Bagels, Inc. and Paul C. Stolzer

  [i] 10.10     Consulting agreement dated February 16, 1996 between Paul C.
                Stolzer and BAB Holdings, Inc.

 [iv] 10.11     Leases dated November 2, 1994 and February 14, 1995 for
                principal executive office

 [iv] 10.12     1995 Long-Term Incentive and Stock Option Plan

 [iv] 10.13     1995 Outside Directors Stock Option Plan

 [iv] 10.14     Settlement Agreement with Timothy Williams d/b/a Big Apple Deli and Stipulated Dismissal with Prejudice

  [v] 10.15     Program Agreement dated February 10, 1997 between BAB Systems,
                Inc., a wholly-owned subsidiary of the Company, and Franchise
                Mortgage Acceptance Company LLC

  [v] 11.1      Calculation of earnings per share

  [v] 21.1      List of Subsidiaries of the Company

----------------------------

  [i] Incorporated by reference to the Company's Report on Form 10-KSB for the fiscal year ended November 30, 1995

 [ii] Incorporated by reference to the Company's Report on Form 8-K dated May 1, 1996

[iii] Incorporated by reference to the Company's Report on Form 8-K dated May 21, 1996

 [iv] Incorporated by reference to the Company's Registration Statement on Form SB-2, effective November 27, 1995 (Commission File No. 33-98060C)

  [v]           Filed herewith.



                                INDEX TO EXHIBITS

INDEX
NUMBER   DESCRIPTION                                                     PAGE #

10.15 Program Agreement dated February 10, 1997 between the BAB Systems, Inc., a wholly-owned subsidiary of the Company, and Franchise Mortgage Acceptance Company LLC

11.1     Calculation of Earnings Per Share

21.1     List of Subsidiaries of the Company




                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BAB HOLDINGS, INC.


Dated:  February 28, 1997           By /s/ Michael W. Evans
                                       Michael W. Evans, Chief Executive Officer
                                       and President (Principal Executive
                                       Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report Form 10-KSB has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.


/s/ Michael W. Evans                                           February 28, 1997
Michael W. Evans, Chief Executive Officer,
President and Director (Principal Executive
Officer)



/s/ Michael K. Murtaugh                                        February 28, 1997
Michael K. Murtaugh, Director and Vice
President/General Counsel



/s/ Theodore P. Noncek                                         February 28, 1997
Theodore P. Noncek, Chief Financial Officer, Secretary
 and Treasurer (Principal Accounting and Financial Officer)



/s/ Paul C. Stolzer                                            February 28, 1997
Paul C. Stolzer, Director



/s/ David L. Epstein                                           February 28, 1997
David L. Epstein, Director



/s/ Cynthia A. Vahlkamp                                        February 28, 1997
Cynthia A. Vahlkamp,
Director