Form 10QSB
period 1997-02-28
BAB HOLDINGS INC
filed 1997-04-15
CIK 946713

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  February 28, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to _________________

         Commission file number:  0-27068


                               BAB Holdings, Inc.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


            Illinois                                     36-3857339
--------------------------------------------------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


   8501 West Higgins Road, Suite 320, Chicago, Illinois            60631
- ------------------------------------------------------------------------------
       (Address of principal executive offices)                  (Zip Code)


Issuer's telephone number  (773) 380-6100



- ------------------------------------------------------------------------------
              (Former name, former address and former fiscal year, if changed since last report.)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,143,069 shares of Common Stock, as of March 31, 1997.



                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I

Item 1.    Financial Statements.............................................

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................

PART II

Item 1.    Legal Proceedings...............................................

Item 2.    Changes in Securities............................................

Item 3.    Defaults Upon Senior Securities..................................

Item 4.    Submission of Matters to a Vote of Security Holders..............

Item 5.    Other Information................................................

Item 6.    Exhibits and Reports on Form 8-K.................................

SIGNATURE...................................................................

INDEX TO EXHIBITS...........................................................




                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                               BAB Holdings, Inc.

                      Condensed Consolidated Balance Sheet

                                 February 28, 1997
                                   (Unaudited)

ASSETS
Current assets:
   Cash and cash equivalents, including restricted cash of $118,200           $   815,875
   Other current assets                                                         1,457,890
                                                                              -----------
Total current assets                                                            2,273,765

Property, plant, and equipment, net of accumulated depreciation of $46,675      4,816,793
Goodwill, net of accumulated amortization of $46,675                            2,729,264
Other assets and intangible assets, net of accumulated amortization
   of $236,393                                                                  1,653,441
                                                                              -----------

                                                                              $11,473,263
                                                                              ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                            $1,249,197
   Deferred franchise fee revenue                                                 530,145
   Current portion of long-term debt                                                1,128
   Other current liabilities                                                      839,552
                                                                              -----------
Total current liabilities                                                       2,620,022

Long-term debt, less current portion                                               32,907

Shareholders' equity:
   Common stock                                                                10,211,189
   Accumulated deficit                                                         (1,390,855)
                                                                              -----------
Total shareholders' equity                                                      8,820,334
                                                                              -----------

                                                                              $11,473,263
                                                                              ===========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                               BAB Holdings, Inc.

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)

                                                               THREE MONTHS ENDED
                                                          February 28,    February 29,
                                                              1997            1996
                                                          -----------     -----------
REVENUES
Net sales by Company-owned stores                         $ 1,807,277     $   236,171
Royalty fees from franchised stores                           406,221         285,251
Franchise and area development fees                           234,900         301,500
Licensing fees and other income                               325,722           2,719
                                                          -----------     -----------
                                                            2,774,120         825,641
OPERATING COSTS AND EXPENSES
Food, beverage, and paper costs                               600,421          77,445
Store payroll and other operating expenses                  1,058,621         124,646
Selling, general, and administrative expenses:
   Payroll-related expenses                                   442,596         294,751
   Depreciation and amortization                              234,584          33,656
   Other                                                      432,700         315,447
                                                          -----------     -----------
                                                            1,109,880         643,854
                                                          -----------     -----------
                                                            2,768,922         845,945
                                                          -----------     -----------
Income (loss) before interest                                   5,198         (20,304)
Interest expense                                                  (45)         (3,972)
Interest income                                                20,172         103,088
                                                          -----------     -----------
Net income                                                $    25,325     $    78,812
                                                          ===========     ===========
Net income attributable to common and common equivalent
  share:
     Primary                                              $      0.00     $      0.01
                                                          ===========     ===========
     Fully diluted                                        $      0.00     $      0.01
                                                          ===========     ===========
Average number of common and common equivalent shares
  used in calculation:
     Primary                                                7,274,943       6,962,199
                                                          ===========     ===========
     Fully diluted                                          7,274,943       6,995,825
                                                          ===========     ===========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.



                               BAB Holdings, Inc.

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                                 THREE MONTHS ENDED
                                                           February 28,     February 29,
                                                               1997             1996
                                                           -----------      -----------
OPERATING ACTIVITIES
Net cash provided/(used) by operating activities           $   116,475      $  (475,686)

INVESTING ACTIVITIES
Business acquisitions                                         (374,134)             --
Purchases of property, plant and equipment                    (996,917)        (168,330)
Other                                                          (85,249)        (163,363)
                                                           -----------      -----------
Net cash used for investing activities                      (1,456,300)        (331,693)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                         --           889,485
Repayment of long-term obligations                              (7,593)         (30,671)
                                                           -----------      -----------
Net cash (used)/provided by financing activities                (7,593)         858,814
                                                           -----------      -----------
Net (decrease)/increase in cash and cash equivalents        (1,347,418)          51,435

Cash and cash equivalents at beginning of period             2,163,293        7,679,009

                                                           -----------      -----------
Cash and cash equivalents at end of period                 $   815,875      $ 7,730,444
                                                           ===========      ===========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                               BAB Holdings, Inc.

         Notes to Unaudited Condensed Consolidated Financial Statements


1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements represent the financial activity of BAB Holdings, Inc. (the " Company" or" Holdings"), an Illinois corporation incorporated on November 25, 1992, and its three wholly-owned subsidiaries, BAB Operations, Inc. ("Operations"), BAB Systems, Inc. ("Systems"), and Brewster's Franchise Corporation ("BFC"). Systems was incorporated on December 2,1992,and was primarily established to franchise "Big Apple Bagels" specialty bagel retail stores. Systems has a wholly owned subsidiary, Systems Investments,Inc. ("Investments"), which was created to operate the first Company-owned Big Apple Bagels store, which, until December 1995, also operated as the franchise training facility. Operations was formed on August 30, 1995, primarily to operate Company-owned stores, including one which currently serves as the franchise training facility. BFC was established on February 15,1996, to franchise "Brewster's Coffee" concept retail coffee stores.


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


2.   STORES OPEN AND UNDER DEVELOPMENT

Stores which have been opened and unopened stores for which an agreement has been executed and franchise or area development fees collected at February 28, 1997 are as follows:

Stores opened:
   Company-owned                                      22
   Franchisee-owned                                  107
   Licensed                                           35
                                                 -------
                                                     164
Unopened franchised stores for which an
  agreement has been sold:
     Franchise agreement                              28
     Area development agreement                       27
                                                 -------
                                                      55
                                                 =======
Total                                                219
                                                 =======


3.   NET INCOME ATTRIBUTABLE TO COMMON SHARE

All share information presented has been adjusted for the three-for-two stock split effected in the form of a 50% dividend which occurred in April 1996.


4.    ACQUISITIONS AND DISPOSITIONS

In January 1997, the Company completed the acquisitions of Just Bagels, Inc. ("JBI"), and affiliate, franchisees of the Company, operating a total of four stores in southern California. The total purchase price paid was $770,000 including $120,000 related to a noncompetition agreement with the former owners of JBI and was paid in part through the forgiveness of notes receivable from JBI of approximately $455,000.

In February 1997, the Company purchased the 50% interest held by its joint venture partner in Downtown Bagels, a franchise Big Apple Bagels satellite unit, for $20,000. The unit, and certain other assets, were sold by the Company to a franchisee for $60,000 consisting of a note receivable from the purchasers of $55,000 and cash of $5,000. The note receivable bears interest at prime plus one percent, and is payable monthly over a seven-year period.

Also in February 1997, the Company sold its Park Ridge, Illinois
Company-operated unit to a franchisee for $233,000. In payment, the Company received a note receivable for $183,000 from the purchasers, bearing interest at 9%, payable monthly over a seven-year period, and cash of $50,000.

The Company signed a letter of intent in February 1997 to aquire My Favorite Muffin Too, Inc. and My Favorite Muffin Inc., privately held operators and franchisors of 64 specialty muffin and bagel cafes primarily located in the eastern United States, including five company-owned units. The letter of intent calls for total consideration of between 320,000 and 444,275 shares of Holdings common stock, cash of $125,000 and assumption of bank debt of between $400,000 and $450,000. The Company is currently finalizing the definitive agreement to effect this transaction which is anticipated to be accounted for using purchase accounting treatment.


5.    SUBSEQUENT EVENTS

PREFERRED STOCK ISSUANCE

The Company is currently in the process of placing 120,000 shares of $25.00 Series A Convertible Preferred Stock (the "Preferred Stock")in a private placement to institutional investors. The offering, of which approximately $2,000,000 has been sold to date, is expected to be completed during the last half of April 1997. The Preferred Stock carries an 8% annual dividend payable in cash or, at the option of the Company, in shares of Holdings common stock at the conversion rate inherent in the convertibility feature of the security described below.

The Preferred Stock is convertible to common stock at the option of the holder,
(i) on and after August 1, 1997 (the "Initial Conversion Date") until the close of business on July 31, 1999 (the "Expiration Date"), subject to certain conversion suspension provisions, prior to expiration, or (ii) upon the effective date of the first registration statement filed by the Company after the issuance date, and prior to August 1, 1997. Each share of Preferred Stock is convertible into common stock by dividing (i) $25.00 (the "Original Purchase Price"), by (ii) the lesser of (A) 140% of the average closing bid price of the Company's common stock for the 15 trading days immediately preceding the original issue date and (B) 85% of the average closing bid price of the Company's common stock for the 30 trading days immediately preceding the conversion date (the "Conversion Rate"). Not withstanding the foregoing, in the event of conversion of Preferred Stock by a holder following notice of an underwritten public offering in which said holder has given notice of participation, the Conversion Rate is the lesser of the rate determined pursuant to the above Conversion Rate, and eighty-five percent of the "price to public" as set forth in the final prospectus for such underwritten public offering. The Company is not required to convert any shares of the Preferred Stock during a conversion suspension period as defined below.

A conversion suspension period goes into effect if, at any time on or after the later of (i) September 15, 1997, or (ii) the date which is 30 trading days following the date that a registration statement for these securities is declared effective by the Securities and Exchange Commission, the closing bid price for shares of the Company's common stock is less than 60% of the closing bid price of the common stock on the trading day immediately preceding the date of first issuance of any Preferred Stock (as to such closing bid price, the "Lodestar Price") for 30 consecutive trading days. Such conversion suspension period continues until the first trading day thereafter that the closing bid price for the common stock has exceeded 60% of the Lodestar Price for 30 consecutive trading days; provided however that a conversion suspension period may not continue for more than sixty days in any period of 365 days.

During any conversion suspension period, the Company at its option may redeem any or all of the Preferred Stock by payment to the holders of 115% of the Original Purchase Price plus all accrued and unpaid dividends for each share of Preferred Stock.

The Company is required to use its best efforts to prepare and file a registration statement under the Securities Act of 1933 covering the common shares issuable upon conversion not later than May 15, 1997, and must use its best efforts to cause such registration statement to become effective, not later than August 1, 1997. If a registration statement is not effective by August 1, 1997, each holder of Preferred Stock will receive two-year warrants to acquire an additional two shares of Holdings common stock for each share of Preferred Stock purchased. Each holder receives an additional warrant for every thirty days thereafter that a registration statement is not effective. Such warrants are exercisable at a price equal to the lesser of (A) eighty-five percent (85%) of the Lodestar Price, or (B) eighty-five percent of the average closing bid price of the Company's common stock for the thirty trading days immediately preceding the date of issuance of the warrant.

The Company has agreed to pay Merrill Weber & Company, the placement agent in this private placement, a commission of six percent of the value of securities placed, as well as warrants to purchase two percent of the common stock issuable upon conversion of the Preferred Stock.


AQUISITION
In April 1997, the Company purchased a Big Apple Bagels operating unit located in Buffalo Grove, Illinois from a franchisee, Heartland Bagels, Inc. ("Heartland"), for approximately $170,000. After reductions from the purchase price for liabilities assumed by the Company and other amounts receivable from Heartland, the purchase price was paid through the issuance of 25,611 shares of Holdings common stock to Heartland. The Company expects to operate this unit as a Company-owned store.


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


GENERAL

The Company franchises and operates both Big Apple Bagels concept specialty bagel retail stores and Brewster's Coffee concept specialty retail coffee stores. It also licenses the Big Apple Bagels store concept to Host Marriott Services Corporation (Host Marriott) for use in airports, travel plazas and other locations operated by Host Marriott. From its inception in November 1992, the Company at February 28, 1997 has grown to 22 Company-owned, 107 franchised and 35 licensed units, including two Company-owed and five franchised Brewster's Coffee units. This rapid expansion in operations significantly affects the comparability of results of operations of the Company in several ways, particularly in the recognition of initial franchise fee revenue and ongoing royalty fees, as well as the significant increase in Company-owned store revenues.

The Company's revenues are derived primarily from the operation of Company-owned stores, initial franchise fees and ongoing royalties paid to the Company by its franchisees. Additionally, the Company derives revenue from the sale of licensed products including Brewster's Coffee through its franchise, Company-owned and licensed units, and par-baked Big Apple Bagels through licensed units operated by Host Marriott and by sales of par-baked bagels to selected Mrs. Fields Cookies ("Mrs. Fields") units. Additionally, the Company generates other revenue through the sale of store units to franchisees of the Company.

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

The Company's strategy is to increase revenues by continuing internal growth and through strategic acquisitions and mergers. During January, the Company acquired the operations of two franchisees located in Southern California, Just Bagels, Inc. and an affiliate, operating four units. Additionally, the Company constructed and opened five operating units in three Company-owned store markets. In February 1997 the Company signed a letter of intent to aquire My Favorite Muffin Too, Inc. and My Favorite Muffin Inc., privately held operators and franchisors of 64 specialty muffin and bagel cafes primarily located in the eastern United States, including five company-owned units. The Company is currently finalizing the definitive agreement to complete this transaction. It is expected that these additions will further create operating leverage as existing administrative expenses are spread over increasing revenue streams.


RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 1997 VERSUS THE THREE MONTHS ENDED FEBRUARY 29, 1996

Total revenues increased 236% to $2,774,000 in the first quarter 1997 from $826,000 in the prior year quarter. This increase was driven primarily by the increase in Company-owned store revenues which accounts for 65.1% of total revenue this quarter, up from 28.6% in the prior year quarter. The Company added 8 Company-owned units during the quarter but sold one bringing the total to 22 in operation at February 28, 1997. Franchise and area development fees declined to $235,000 or 8.5% of total revenue in first quarter 1997 from $302,000 or 36.5% of total revenue in the year-ago quarter as a result of opening only 12 franchise units during the quarter, compared to 15 during first quarter 1996. Royalty fees from franchise stores increased to $406,000 or 14.6% of revenue in this quarter from $285,000 or 34.5% or revenue in last year's quarter, as a result of the higher number of franchise stores in operation during the quarter compared to the prior year. Licensing fees and other income increased from approximately $3,000 in first quarter 1996 to $326,000 in this year's first quarter or 11.7% of total revenues as a result of the Company's entrance into various nontraditional channels of distribution, including the sale of Brewster's Coffee to franchisees and licensees of the Company, licensing fees paid by Host Marriott on the sales of product in Big Apple Bagels licensed units, and commissions received on the sale to Host Marriott and Mrs. Fields by a third party commercial baker of par-baked Big Apple Bagels. Additionally, the Company generated $156,000 from the resale to franchisees of Company-operated units during the quarter.

Food, beverage and paper costs, and store payroll and other operating expenses increased by 675% and 749%, respectively, in first quarter 1997 from the year-ago quarter as a result of increasing the Company-owned stores base from two units in operation last year to 22 at February 28, 1997. Total food, beverage and paper costs consumed 33.2% of Company-store revenue in the first quarter this year versus 32.8% during last year's first quarter, while store payroll and other operating expenses increased to 58.6% of Company-store revenue in first quarter 1997 versus 52.8% in last year's quarter. The levels of these rates, and the increases from first quarter 1996 in food, beverage and paper costs, and store payroll and other operating expenses, are a direct result of the increase in Company-owned stores during the quarter and related start-up inefficiencies. The construction of five new Company-operated units during the quarter, as well as the conversion to Company-operated units of three former franchise units in January, coupled with the opening of two new Company-operated units late in the fourth quarter 1996, significantly decreased operating results of the Company-operated system in the first quarter. Additionally, the impact of revenue seasonality in the colder climates of the midwestern United States, where eleven of the Company's 22 units operate, also contributed to reduced operating results of Company-owned operations.

Selling, general and administrative expenses increased 72% to $1,110,000 in first quarter 1997 from $644,000 in the prior year quarter as a result of supporting an increasing base of franchise stores as well as the significant increase in Company-owned stores from last year's quarter. Payroll-related costs increased 50% from the year-ago quarter due to the increase in corporate-level headcount from 23 at February 29, 1996 to 36 at February 28, 1997. Depreciation and amortization expense increased 597% due to the significant increase in Company-owned store depreciation and amortization of intangible assets including goodwill, contract rights, noncompetition agreements and trademarks resulting from the Company's various acquisitions during 1996 prior to the first quarter. Other selling, general and administrative expenses increased 37% as a result of the increase in Company-owned and franchise units, as well as the increase in office space of the corporate headquarters supporting the increased corporate headcount. Selling, general and administrative expenses, as a percent of total revenue, declined to 40% in this quarter versus 78% in last year's quarter.

Income from operations was $5,000 in first quarter 1997 versus a loss from operations of $20,000 in first quarter 1996. Interest income decreased to $20,000 in this year's quarter from $103,000 in last year's quarter as the Company's cash and equivalents balances were $7.7 million at February 29, 1996 as compared to $816,000 at February 28, 1997.

Net income for first quarter 1997 decreased to approximately $25,000 as compared to the prior year quarter of $79,000. Net income per share for this quarter was nil on both a primary and fully-diluted basis, as compared to net income per share in first quarter 1996 of $ 0.01.


LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended February 28, 1997, cash provided by operating activities was $116,000 as compared with $476,000 used by operating activities during first quarter 1996. This increase is a direct result of the improved operating results of the Company on a cash basis, without the impact of $235,000 in depreciation and amortization expense related to the Company's increased base of operations.

Cash used for investing activities during first quarter 1997 totaled $1,456,000 of which $997,000 was used in the purchase of property, plant and equipment primarily for new Company-owned store construction. Business acquisitions during the quarter required $374,000, net of forgiveness of $455,000 in notes receivable related to the Just Bagels, Inc. and affiliate acquisition in January 1997. Collections on notes receivable provided approximately $102,000 during the quarter.

Financing activities used a total of $8,000 in first quarter 1997 due principally to the repayment of a loan outstanding on a delivery van.

The Company is currently in the process of placing $3 million of Series A Convertible Preferred stock, the net proceeds of which is expected to be $2.8 million after placement agent commissions and costs. It is expected that the proceeds of this private placement of securities, of which approximately two-thirds have been sold to date, together with cash generated by operations, will adequately fund the Company-store development and aquisition plans for the year and provide additional working capital to assist the Company in meeting its current goals. It is expected that the sale of these securities will be completed in late April 1997.


                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

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


ITEM 2.  CHANGES IN SECURITIES

         On March 27, 1997, the Company authorized and issued a series of convertable preferred stock which has liquidation and dividend rights senior to that of common stock. See financial statements above, and exhibit 4.4 for further information on this series.


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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         None.

EXHIBITS

         The following exhibits are filed herewith.


EXHIBIT NO.       DESCRIPTION OF EXHIBIT

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

[iv] 3.2          Bylaws of the Company, as amended

[iv] 4.1 Form of Stock Certificate evidencing Common Stock, no par value

[iv] 4.2          Forms of Lock-up Agreement executed by certain shareholders

[iv] 4.3          Form of 8% Convertible Bond due July 1, 2002

    *4.4 Statement of Designation, Number, Voting Powers, Preferences and Rights of Series of Preferred Stock of BAB Holdings, Inc. to be Designated Series A Convertible Preferred Stock dated March 25, 1997

[iv] 10.1         Form of Franchise Agreement

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

   *11.1          Calculation of earnings per share

[v] 21.1          List of Subsidiaries of the Company

   *27.1          Financial Data Schedule

----------------------------------
[i] Incorporated by reference to the Company's Report on Form 10-KSB for the fiscal year ended November 30, 1995

[ii] Incorporated by reference to the Company's Report on Form 8-K dated May 1, 1996

[iii] Incorporated by reference to the Company's Report on Form 8-K dated May 21, 1996

[iv] Incorporated by reference to the Company's Registration Statement on Form SB-2, effective November 27, 1995 (Commission File No. 33-98060C)

[v] Incorporated by reference to the Company's Report on Form 10-KSB for the fiscal year ended November 30, 1996

*                 Filed herewith.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                BAB HOLDINGS, INC.


Dated:  April 15, 1997           By: /s/ THEODORE P. NONCEK
                                    --------------------------------
                                    Theodore P. Noncek, Chief Financial Officer,
                                      Treasurer and Secretary
                                   (Principal accounting and financial officer)



INDEX
NUMBER                    DESCRIPTION                                PAGE #
------                    -----------                                ------

4.4          Statement of Designation, Number,
             Voting Powers, Preferences and
             Rights of Series of Preferred Stock of
             BAB Holdings, Inc. to be Designated
             Series A Convertible Preferred Stock dated
             March 25, 1997

11.0         Computation of earnings per share

27.1         Financial data schedule