Form 10QSB
period 1997-05-31
BAB HOLDINGS INC
filed 1997-07-15
CIK 946713

FORM 10-QSB

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  May 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ________________ to _________________

    Commission file number:  0-27068


                            BAB Holdings, Inc.
----------------------------------------------------------------------------
             (Name of small business issuer in its charter)


             Illinois                            36-3857339
----------------------------------------------------------------------------
 (State or other jurisdiction of    (I.R.S. Employer Identification No.)
  incorporation or organization)


        8501 West Higgins Road, Suite 320, Chicago, Illinois    60631
----------------------------------------------------------------------------
            (Address of principal executive offices)          (Zip Code)


                Issuer's telephone number  (773) 380-6100



----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed  since last report.)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,601,288 shares of Common Stock, as of July 8, 1997.



                              TABLE OF CONTENTS

                                                                    Page
                                                                    ----

PART I

Item 1.    Financial Statements ...................................

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operation ..................

PART II

Item 1.    Legal Proceedings.......................................

Item 2.    Changes in Securities...................................

Item 3.    Defaults Upon Senior Securities.........................

Item 4.    Submission of Matters to a Vote of Security Holders.....

Item 5.    Other Information.......................................

Item 6.    Exhibits and Reports on Form 8-K........................

SIGNATURE  ........................................................

INDEX TO EXHIBITS..................................................


                                  PART I

ITEM 1.  FINANCIAL STATEMENTS

                            BAB Holdings, Inc.

                  Condensed Consolidated Balance Sheet

                              May 31, 1997
                               (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents, including
       restricted cash of $249,711                         $ 1,030,067
   Other current assets                                      2,199,952
                                                          ------------
Total current assets                                         3,230,019

Property, plant, and equipment, net of
    accumulated depreciation of $553,120                     6,457,754
Goodwill, net of accumulated amortization of $65,712         2,783,072
Franchise contract rights, net of accumulated
    amortization of $4,024                                   1,659,325
Other assets and intangible assets, net of
    accumulated amortization of $348,328                     1,778,266
                                                          ------------

                                                          $ 15,908,436
                                                          ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                  $  1,925,886
   Deferred franchise fee revenue                              501,645
   Current portion of long-term debt                            42,063
   Other current liabilities                                   600,281
                                                          ------------
Total current liabilities                                    3,069,875

Long-term debt, less current portion                           580,237

Shareholders' equity:
   Common stock                                             11,416,288
   Additional paid-in capital                                  498,211
   Preferred stock                                           1,808,734
   Accumulated deficit                                     ( 1,464,909)
                                                          ------------
Total shareholders' equity                                  12,258,324
                                                          ------------

                                                          $ 15,908,436
                                                          ============


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            BAB Holdings, Inc.

              Condensed Consolidated Statements of Operations

                               (Unaudited)


                                                    THREE MONTHS ENDED
                                                 MAY 31,           MAY 31,
                                                  1997              1996
                                                --------------------------

REVENUES
Net sales by Company-owned stores               $ 2,280,086    $   548,828
Royalty fees from franchised stores                 552,523        348,822
Franchise and area development fees                 413,000        190,000
Licensing fees and other income                     245,105         27,219
                                                --------------------------

                                                  3,490,714      1,114,869
OPERATING COSTS AND EXPENSES
Food, beverage, and paper costs                     749,994        178,505
Store payroll and other operating expenses        1,204,177        254,039
Selling, general, and administrative expenses:
   Payroll-related expenses                         485,969        289,717
   Depreciation and amortization                    328,362         57,301
   Other                                            588,103        360,548
                                                --------------------------
                                                  1,402,434        707,566
                                                --------------------------
                                                  3,356,605      1,140,110
                                                --------------------------
Income (loss) before interest                       134,109        (25,241)
Interest expense                                     (2,443)          (183)
Interest income                                      16,994         90,256
                                                --------------------------
Net income                                          148,660         64,832
Preferred stock divided accumulated                (222,715)             -
                                                --------------------------
Net income (loss) attributable to
    common shareholders                         $   (74,055)    $   64,832
                                                ==========================

Net income (loss) attributable to common and
     common equivalent  share:
          Primary                               $     (0.01)    $     0.01
                                                ==========================
          Fully diluted                         $     (0.01)    $     0.01
                                                ==========================

Average number of common and common
    equivalent shares used in calculation:
          Primary                                 7,246,380      7,350,290
                                                ==========================
          Fully diluted                           7,246,380      7,381,545
                                                ==========================

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             BAB Holdings, Inc.

              Condensed Consolidated Statements of Operations

                                (Unaudited)


                                                    SIX MONTHS ENDED
                                                 MAY 31,         MAY 31,
                                                  1997            1996
                                                 -----------------------
REVENUES
Net sales by Company-owned stores                $ 4,087,363  $  784,999
Royalty fees from franchised stores                  958,744     634,073
Franchise and area development fees                  647,900     491,500
Licensing fees and other income                      570,827      29,938
                                                 -----------------------
                                                   6,264,834   1,940,510
OPERATING COSTS AND EXPENSES
Food, beverage, and paper costs                    1,350,415     255,950
Store payroll and other operating expenses         2,262,798     378,685
Selling, general, and administrative expenses:
   Payroll-related expenses                          928,565     584,468
   Depreciation and amortization                     562,946      90,957
   Other                                           1,020,803     675,995
                                                 -----------------------
                                                   2,512,314   1,351,420
                                                 -----------------------
                                                   6,125,527   1,986,055
                                                 -----------------------
Income (loss) before interest                        139,307     (45,545)
Interest expense                                      (2,488)     (4,155)
Interest income                                       37,166     193,344
                                                 -----------------------

Net income                                           173,985     143,644
Preferred stock divided accumulated                 (222,715)          -
                                                 -----------------------
Net income (loss) attributable to
     common shareholders                         $   (48,730) $  143,644
                                                 =======================

Net income (loss) attributable to common and
     common equivalent  share:
          Primary                                $     (0.01) $     0.02
                                                 =======================

          Fully diluted                          $     (0.01) $     0.02
                                                 =======================

Average number of common and common
     equivalent shares used in calculation:
          Primary                                   7,194,725  7,178,219
                                                 =======================

          Fully diluted                             7,194,725  7,232,153
                                                 =======================
SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                             BAB Holdings, Inc.

              Condensed Consolidated Statements of Cash Flows

                                (Unaudited)

                                                     SIX MONTHS ENDED
                                                   MAY 31,        MAY 31,
                                                    1997           1996
                                                  -----------------------
OPERATING ACTIVITIES
Net cash used by operating activities             $ (277,682)  $ (371,726)

INVESTING ACTIVITIES
Business acquisitions                               (650,531)  (2,075,157)
Purchases of property, plant and equipment        (2,140,483)    (264,100)
Other                                               (238,882)    (162,591)
                                                  -----------------------
Net cash used for investing activities            (3,029,896)  (2,501,848)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                     -    1,020,000
Proceeds from issuance of preferred stock          2,192,750            -
Borrowings under line of credit                      211,447            -
Payment of preferred stock issuance costs           (219,774)           -
Other                                                (10,071)    (169,738)
                                                   ----------------------
Net cash provided by financing activities           2,174,352     850,262
                                                   ----------------------
Net decrease in cash and cash equivalents          (1,133,226) (2,023,312)
Cash and cash equivalents at beginning of period    2,163,293   7,679,009
                                                   ----------------------

Cash and cash equivalents at end of period         $1,030,067  $5,655,697
                                                   ======================

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                              BAB Holdings, Inc.

       Notes to Unaudited Condensed Consolidated Financial Statements


1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements represent the financial activity of BAB Holdings, Inc. (the "Company" or "Holdings"), an Illinois corporation incorporated on November 25, 1992, and its four wholly-owned subsidiaries, BAB Operations, Inc. ("Operations"), BAB Systems, Inc. ("Systems"), Brewster's Franchise Corporation ("BFC") and My Favorite Muffin Too, Inc. ("MFM"). Systems was incorporated on December 2, 1992, and was primarily established to franchise "Big Apple Bagels" specialty bagel retail stores. Operations was formed on August 30, 1995, primarily to operate Company-owned stores, including one which currently serves as the franchise training facility. BFC was established on February 15,1996, to franchise "Brewster's Coffee" concept retail coffee stores. MFM operates and franchises "My Favorite Muffin" specialty muffin retail stores and was acquired through merger on May 13, 1997.

The accompanying condensed consolidated financial statements are unaudited. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statement prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments necessary to fairly present the results of such interim periods and the financial position as of the end of said period. These adjustments were of a normal recurring nature and did not have a material impact on the financial statements presented.

2.   Stores Open and Under Development

Stores which have been opened and unopened stores for which an agreement has been executed and franchise or area development fees collected at May 31, 1997 are as follows:

Stores opened:
            Company-owned                  31
            Franchisee-owned              173
            Licensed                       37
                                         ----
                                          241

Unopened franchised stores for
   which an agreement has been sold:
            Franchise agreement            22
            Area development agreement     36
                                         ----
                                           58
                                         ----
            Total                         299
                                         ====

3.    Acquisitions and Dispositions

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

In April and May 1997 the Company completed the acquisitions of two stores from Heartland Bagels, Inc. ("Heartland"), franchisees of the Company. In April the Buffalo Grove, Illinois store was purchased for $170,000, through the issuance of 25,611 shares of restricted Company common stock, and the payment of approximately $78,000 in outstanding liabilities of Heartland. In May the Berwyn, Illinois store was purchased for approximately $140,000, consisting of $111,000 paid to a bank in satisfaction of an outstanding bank loan of Heartland, and $29,000 paid to creditors of Heartland for outstanding liabilities. Both these units are currently being operated as Big Apple Bagels Company-owned stores.

On May 13, 1997 the Company acquired MFM. MFM franchises and operates muffin and bagel specialty retail stores concentrated primarily in the Eastern United States and Florida, and has 60 franchise and 5 company-operated units in operation. The acquisition was completed by exchanging 150 shares of MFM stock, for 432,608 shares of the Company's common stock, restricted as to transfer until January 1, 1999, and $260,000 in cash. In addition to current liabilities, the Company has assumed approximately $350,000 of MFM's existing bank debt. Total revenue of MFM was $2.7 million for the year ended December 31, 1996.

Additionally, during 1996 the Company completed several acquisitions. On May 1, 1996, the Company acquired certain assets of Bagels Unlimited, Inc., a franchisee of the Company which operated five Big Apple Bagels stores in southeastern Wisconsin, for a purchase price, including acquisition costs, of approximately $1,428,000. On May 21, 1996, the Company acquired certain assets and contract rights of Strathmore Bagels Franchise Corporation ("Strathmore") for a purchase price including acquisition costs of approximately $1,740,000, plus additional consideration based on future openings of units operated by Host Marriott Services Corporation ("Host Marriott"). On October 7, 1996, the Company acquired certain assets of Danville Bagels, Inc. ("Danville"), a franchisee of the Company operating two Big Apple Bagels stores in northern California, for a purchase price of approximately $603,000. The acquired stores are currently operated as Company-owned Big Apple Bagels units.

4.   Preferred Stock - Series A Convertible Preferred Stock

In April 1997 the Company completed the sale of 87,710 shares of $25.00 Series A Convertible Preferred Stock (the "Preferred Stock") in a private placement to institutional investors. The Preferred Stock carries an 8% annual dividend payable in cash or, at the option of the Company, in shares of Holdings common stock ("Common Stock") at the conversion rate inherent in the convertibility feature of the security described below.

The principal terms of the Preferred Shares are as follows:

     DIVIDENDS. From and after the date of issuance until the Expiration Date (defined below), the holders of the Preferred Shares are entitled to an annual dividend prior to the payment of any cash dividends on the Common Stock, equal to eight percent (8%) of $25.00 (the "Original Purchase Price"), or $2.00 per share; provided that during a Conversion Suspension Period (defined below), dividends will accrue at the rate of 15% per annum, or $3.75 per share. Such dividends are payable only when the Preferred Shares are converted to shares of Common Stock. Payment may be in cash or, at the option of the Company, in shares of Common Stock at the Conversion Rate (as defined below).

     LIQUIDATION, DISSOLUTION OR WINDING UP. The holders of the Preferred Shares are entitled to be paid an amount per share equal to the Original Purchase Price of $25.00, plus accrued dividends, out of the assets of the Company available for distribution to its shareholders before any payment is made to the holders of Common Stock. After the payment of all preferential amounts, the holders of the Preferred Shares are not entitled to share in or receive any remaining assets or funds available for distribution to shareholders.

     VOTING. The holders of the Preferred Shares have no rights to vote, except as may be required by law.

     OPTIONAL CONVERSION. The holders of the Preferred Shares may convert such Preferred Shares to shares of Common Stock on or after August 1, 1997 (the "Initial Conversion Date") until the close of business on July 31, 1999 (the "Expiration Date"), subject to extension by a number of days equal to the number of trading days in any Conversion Suspension Period (defined below) during the period prior to the Expiration Date. Each Preferred Share is convertible into such number of fully paid and nonassessable shares of Common Stock as is determined by dividing the Original Purchase Price by the lesser of $5.64 or 85% of the average closing bid price of the Common Stock for the 30 trading days immediately preceding the Conversion Date (as so determined, the "Conversion Rate"). In addition, if the Company engages in an underwritten public offering, for any holder who has given notice of participation in such offering, the Conversion Rate shall be 85% of the public offering price, if less than the amount calculated in the immediately preceding sentence.

     CONVERSION SUSPENSION. A Conversion Suspension Period takes effect if, at any time on or after the later of
     (i) September 15, 1997, or (ii) the date which is 30 trading days following the date that the Registration Statement of which this Prospectus is a part is declared effective by the Securities and Exchange Commission, the closing bid price of the Common Stock is less than $2.325 for 30 consecutive trading days. The Conversion Suspension Period continues until the first trading day thereafter that the closing bid price for the Common Stock has exceeded $2.325 for 30 consecutive trading days; provided, however, that a Conversion Suspension Period shall not continue for more than sixty (60) days in any period of 365 days. The Company is not required to recognize or accept any conversion of Preferred Shares during a Conversion Suspension Period. During any Conversion Suspension Period, the Company, at its option, may redeem any or all of the Preferred Shares by payment to the holders of $28.75 per share, plus all accrued and unpaid dividends.


5.   Preferred Stock Dividend Accumulated

Preferred dividends in the amount of $223,000 accumulated during the period, which includes $193,000 attributable to the 15% discount available to holders of the Preferred Stock in acquiring Common Stock upon ultimate conversion. Such discounts must be recognized as dividends under generally accepted accounting
principles.   The total discount which is treated as a dividend
(i.e., $387,000), is required to be amortized over the minimum period from issuance to the first date of convertibility, August 1, 1997. The remaining $194,000 (i.e., $387,000 less $193,000 recognized in the quarter ended May 31, 1997) will be amortized over the two-month period prior to August 1, 1997 in the third quarter. Once fully recognized by August 1, 1997, no additional preferred dividends will accumulate related to this conversion discount.

The preferred dividend accumulated which is attributable to the conversion discount is a non-cash entry which has no impact on
operating income or total equity of the Company.    Upon issuance
of the Preferred Stock, the total of $387,000 representing the conversion discount was recorded as additional paid-in capital. As the dividend is accumulated during the period prior to convertibility, the dividend is recorded as a reduction in retained earnings and an increase in the preferred stock carrying value.

6.   Line of Credit Agreement

In April 1997, the Company entered a $2 million line of credit agreement with a bank expiring in October 1998. Maximum borrowing under the line is limited to a borrowing base of 80% of accounts receivable under 90 days and 40% of equipment costs. Interest is payable monthly at prime plus one percent (currently 9.5%), with principal due upon the maturity of the note in October 1998. At May 31, 1997, the Company had approximately $211,000 outstanding under this agreement. Additionally, in July 1997, the Company converted the bank debt assumed in the MFM acquisition, noted above, to this credit facility.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The selected financial data contained herein have been derived from the condensed consolidated financial statements of BAB
Holdings, Inc. included in Item 1. above. The data should be read in conjunction with the condensed consolidated financial statements and notes thereto.

Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding the development of the Company's business, the markets for the Company's products, anticipated capital expenditures, and the effects of completed and proposed acquisitions, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Certain risks and uncertainties are outside the control of the Company and its management including its ability to attract new franchisees, the continued success of current franchisees, the effects of competition on franchisee and Company-owned store results and consumer acceptance of the Company's products in new and existing markets. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


GENERAL

From its inception in November 1992, the Company has grown to 31 Company-owned and 241 franchised and licensed units at May 31, 1997 following the acquisition by merger of MFM. This rapid expansion in operations significantly affects the comparability of results of operations of the Company in several ways, particularly in the recognition of initial franchise fee revenue and ongoing royalty fees, as well as the significant increase in Company-owned store revenues.

The Company's revenues are derived primarily from the operation of Company-owned stores, initial franchise fees and ongoing royalties paid to the Company by its franchisees. Additionally, in 1996 the Company significantly increased revenue derived from the sale of licensed products as a result of purchasing trademarks (Brewster's), licensing contracts (Strathmore's licenses with Host Marriott) and by directly entering licensing agreements (Mrs. Fields Cookies). Additionally, the Company has generated other revenue through the sale of store units to franchisees of the Company. In adding 29 Company-operated units since the start of fiscal 1996, the Company has created a stable revenue base in Company-owned store revenue and has become less dependent on initial franchise fee revenue.

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

On May 13, 1997, the Company completed the acquisition by merger of MFM. This acquisition adds to the Company's existing product offering a premium muffin product and additional points of distribution for its branded bagel and coffee products. It is expected that the introduction of MFM muffin products will enhance the revenue potential of existing bagel stores and result in operating leverage as corporate overhead is spread over an additional 60 franchise and 5 Company-operated units. The Company has reduced the number of MFM employees and is in the process of closing MFM's corporate facility and combining operations in the Company's Chicago, Illinois headquarters. As the Company already has significant infrastructure in place to oversee franchisee and Company stores operations, it is expected that the integration of MFM with the Company's operations will require minimal additional resources.

With the increase in both franchise, licensed and Company-owned operations, the Company has experienced increases in payroll, occupancy and overhead costs in the corporate offices. At May 31, 1997 the Company had 48 employees at the corporate level who oversee operations of the franchise, licensed and Company-owned store operations, up from 21 at the end of 1995, and 33 at the end of fiscal 1996. While these costs have increased, they have decreased as a percentage of total revenues, and management expects that these costs will further decline as a percentage of revenue as additional franchise and Company-owned units are added. It is expected that the MFM acquisition and existing Company growth will require only modest increases in employees at the corporate office. Additionally, as the Company approximately doubled the space at the corporate headquarters in late 1996 through subletting an office suite adjacent to the Company's existing offices, it is anticipated that the Company will not require additional office facilities in the foreseeable future. The Company believes it is in a position to leverage selling, general and administrative expenses across increasing revenue.


RESULTS OF OPERATIONS

Three Months Ended May 31, 1997 versus
Three Months Ended May 31, 1996
--------------------------------------
Total revenues increased 213% to $3,491,000 in the second quarter 1997 from $1,115,000 in the prior year quarter. This increase was driven primarily by the increase in Company-owned store revenues which accounts for 65.4% of total revenue this quarter, up from 49.2% of total revenue in the prior year quarter. The Company added 9 Company-owned units during the quarter (5 of which were a result of the MFM acquisition) bringing the total to 31 in operation at May 31, 1997, as compared to only 7 in operation at
May 31, 1996.   Franchise and area development fees increased to
$413,000 or 11.8% of total revenue in second quarter 1997 from $190,000 or 17.0% of total revenue in the year-ago quarter as a result of selling a Big Apple Bagels master franchise agreement for the state of Hawaii ($200,000) and due to the sale of an option to purchase a Big Apple Bagels master franchise agreement for the country of South Korea ($50,000). With out the impact of these master franchise sales, franchise and area development fees, would have declined by $33,000 from last year's second quarter as a result of only opening 8 franchise stores this quarter versus 10 in the year-ago quarter. Royalty fees from franchise stores increased to $553,000 or 15.8% of revenue in this quarter from $349,000 or 31.3% of revenue in last year's quarter, as a result of the higher number of franchise stores in operation during the quarter compared to the prior year, including the impact of adding 60 MFM franchise units in May 1997. Licensing fees and other income increased from approximately $27,000 in second quarter 1996 to $245,000 in this year's second quarter or 7.0% of total revenues as a result of the Company's entrance into various nontraditional channels of distribution, including the sale of Brewster's Coffee to franchisees and licensees of the Company, licensing fees paid by Host Marriott on the sales of product in Big Apple Bagels licensed units, and commissions received on the sale to Host Marriott and Mrs. Fields by a third party commercial baker of par-baked Big Apple Bagels.

Food, beverage and paper costs increased by 320%, and store payroll and other operating expenses increased by 374% in second quarter 1997 from the year-ago quarter as a result of increasing the Company-owned stores base from seven units in operation last year to 31 at May 31, 1997. Total food, beverage and paper costs consumed 32.9% of Company-store revenue in the second quarter this year versus 32.5% during last year's second quarter, while store payroll and other operating expenses increased to 52.8% of Company-store revenue in second quarter 1997 versus 46.3% in last year's quarter. The levels of these rates, and the increases from second quarter 1996 in food, beverage and paper costs, and store payroll and other operating expenses, are a direct result of the increase in Company-owned stores during this quarter and last and related start-up inefficiencies.

Selling, general and administrative expenses increased 98.2% to $1,402,000 in second quarter 1997 from $708,000 in the prior year quarter as a result of supporting an increasing base of franchise stores as well as the significant increase in Company-owned stores from last year's quarter. Payroll-related costs increased 67.7% from the year-ago quarter due to the increase in corporate-level headcount from 24 at May 31, 1996 to 48 at May 31, 1997. Depreciation and amortization expense increased 473% due to the significant increase in Company-owned store depreciation and amortization of intangible assets including goodwill, contract rights, noncompetition agreements, franchise contract rights and trademarks resulting from the Company's various acquisitions. Other selling, general and administrative expenses increased 63.1% as a result of the increase in Company-owned and franchise units, as well as the increase in office space of the corporate headquarters supporting the increased corporate headcount. Selling, general and administrative expenses, as a percent of total revenue, declined to 40% in this quarter versus 63% in last year's quarter.

Income from operations was $134,000 in second quarter 1997 versus a loss from operations of $25,000 in second quarter 1996. Interest income decreased to $17,000 in this year's quarter from $90,000 in last year's quarter as the Company's cash and cash equivalents balances was $5.7 million at May 31, 1996 as compared to $1.0 million at May 31, 1997. Interest expenses was $2,000 this quarter versus minimal amounts in the second quarter last year. Interest expense is expected to increase in subsequent quarters due to interest on debt assumed in the MFM acquisition, and due to borrowings by the Company under the bank line of credit described below under the caption "Liquidity and Capital Resources."

Net income for second quarter 1997 increased to approximately $149,000 as compared to the prior year quarter of $65,000. Preferred stock dividends accumulated, related to the issuance of 87,710 shares of Preferred Stock during the quarter, resulted in a net loss attributable to common shareholders of $74,000. Preferred dividends in the amount of $223,000 accumulated during the period, which includes $193,000 attributable to the 15% discount available to holders of the Preferred Stock in acquiring Common Stock upon ultimate conversion. Such discounts must be recognized as dividends under generally accepted accounting
principles.   The total discount which is treated as a dividend
(i.e., $387,000), is required to be amortized over the minimum period from issuance to the first date of convertibility, August 1, 1997. The remaining $194,000 (i.e., $387,000 less $193,000 recognized in the quarter ended May 31, 1997) will be amortized over the two-month period prior to August 1, 1997 in the third quarter. Once fully recognized by August 1, 1997, no additional preferred dividends will accumulate related to this conversion discount.

The preferred dividend accumulated which is attributable to the conversion discount is a non-cash entry which has no impact on
operating income or total equity of the Company.    Upon issuance
of the Preferred Stock, the total of $387,000 representing the conversion discount was recorded as additional paid-in capital. As the dividend is accumulated during the period prior to convertibility, the dividend is recorded as a reduction in retained earnings and an increase in the preferred stock carrying value.

Net loss per share for this quarter was $0.01 on both a primary and fully-diluted basis, as compared to net income per share in second quarter 1996 of $ 0.01.


Six Months Ended May 31, 1997 versus
Six Months Ended May 31, 1996
------------------------------------
Total revenues increased 223% to $6,265,000 for the six month period ended May 31, 1997 from $1,941,000 in the prior year period. This increase was driven primarily by the increase in Company-owned store revenues which accounts for 65.3% of total revenue this period, up from 40.5% of total revenue in the prior year period. The Company added 17 Company-owned units during the period (5 of which were a result of the MFM acquisition), but sold one bringing the total to 31 in operation at May 31, 1997,
as compared to only 7 in operation at May 31, 1996.   Franchise
and area development fees increased to $648,000 or 10.3% of total revenue in this period from $492,000 or 25.3% of total revenue in the year-ago period as a result of selling a Big Apple Bagels master franchise agreement for the state of Hawaii ($200,000) and due to the sale of an option to purchase a Big Apple Bagels master franchise agreement for the country of South Korea ($50,000). With out the impact of these master franchise sales, franchise and area development fees, would have declined by $94,000 from last year's period as a result of opening only 20 franchise stores this period versus 25 in the year-ago period. Royalty fees from franchise stores increased to $959,000 or 15.3% of revenue in this period from $634,000 or 32.7% of revenue in last year's period, as a result of the higher number of franchise stores in operation during the period compared to the prior year, including the impact of adding 60 MFM franchise units in May 1997. Licensing fees and other income increased from approximately $30,000 in last year's period to $571,000 in this year's second quarter or 9.1% of total revenues as a result of the Company's entrance into various nontraditional channels of distribution, including the sale of Brewster's Coffee to franchisees and licensees of the Company, licensing fees paid by Host Marriott on the sales of product in Big Apple Bagels licensed units, and commissions received on the sale to Host Marriott and Mrs. Fields by a third party commercial baker of
par-baked Big Apple Bagels.   Additionally, the Company generated
$156,000 from the resale to franchisees of Company-operated units during the first quarter 1997.

Food, beverage and paper costs increased by 428%, and store payroll and other operating expenses increased by 498%, in the six month period ended May 31, 1997 from the year-ago period as a result of increasing the Company-owned stores base from seven units in operation last year to 31 at May 31, 1997. Total food, beverage and paper costs consumed 33.0% of Company-store revenue in this period versus 32.6% during last year's period, while store payroll and other operating expenses increased to 55.4% of Company-store revenue in this period versus 48.2% in last year's period. The levels of these rates, and the increases from last year's period in food, beverage and paper costs, and store payroll and other operating expenses, are a direct result of the increase in Company-owned stores during this period and during the last quarter of 1996 and and related start-up inefficiencies.

Selling, general and administrative expenses increased 85.9% to $2,512,000 in this period from $1,351,000 in the prior year period as a result of supporting an increasing base of franchise stores as well as the significant increase in Company-owned stores from last year's period. Payroll-related costs increased 58.9% from the year-ago period due to the increase in corporate-level headcount from 24 at May 31, 1996 to 48 at May 31, 1997. Depreciation and amortization expense increased 519% due to the significant increase in Company-owned store depreciation and amortization of intangible assets including goodwill, contract rights, noncompetition agreements, franchise contract rights and trademarks resulting from the Company's various acquisitions. Other selling, general and administrative expenses increased 51.0% as a result of the increase in Company-owned and franchise units, as well as the increase in office space of the corporate headquarters supporting the increased corporate headcount. Selling, general and administrative expenses, as a percent of total revenue, declined to 40.1% in this period versus 69.9% in last year's period.

Income from operations was $139,000 in the six month period ended May 31, 1997 versus a loss from operations of $46,000 in last year's period. Interest income decreased to $37,000 in this year's period from $193,000 in last year's period. This decrease is due to having lower cash balances than last year as the Company had just completed its initial public offering in November 1995 and had invested the proceeds in interest-bearing securities during the first half of fiscal 1997. Interest expenses was only $2,000 this period versus $4,000 in the last year period.

Net income for the period increased to approximately $174,000 as compared to the prior year period of $144,000. Preferred stock dividends accumulated, related to the issuance of 87,710 shares of Preferred Stock during the period, resulted in a net loss attributable to common shareholders of $49,000. Preferred dividends in the amount of $223,000 accumulated during the period, which includes $193,000 attributable to the 15% discount available to holders of the Preferred Stock in acquiring Common Stock upon ultimate conversion. Such discounts must be recognized as dividends under generally accepted accounting principles. The total discount which is treated as a dividend (i.e., $387,000), is required to be amortized over the minimum period from issuance to the first date of convertibility, August 1, 1997. The remaining $194,000 (i.e., $387,000 less $193,000 recognized in the quarter ended May 31, 1997) will be amortized over the two-month period prior to August 1, 1997 in the third quarter. Once fully recognized by August 1, 1997, no additional preferred dividends will accumulate related to this conversion discount.

The preferred dividend accumulated which is attributable to the conversion discount is a non-cash entry which has no impact on operating income or total equity of the Company. Upon issuance of the Preferred Stock, the total of $387,000 representing the conversion discount was recorded as additional paid-in capital. As the dividend is accumulated during the period prior to convertibility, the dividend is recorded as a reduction in retained earnings and an increase in the preferred stock carrying value.

Net loss per share for this period was $0.01 on both a primary and fully-diluted basis, as compared to net income per share in last year's period of $ 0.02.


LIQUIDITY AND CAPITAL RESOURCES

During the six months ended May 31, 1997, cash used in operating activities was $278,000 as compared with $372,000 used by operating activities during the comparable last year period. This reduction in operating cash uses is a direct result of the improved operating results of the Company on a cash basis, without the impact of $563,000 in depreciation and amortization expense related to the Company's increased base of operations.

Cash used for investing activities during the six moths ended May 31, 1997 totaled $3,030,000 of which $2,140,000 was used to purchase of property, plant and equipment primarily for new Company-owned store construction. Business acquisitions during the period required $651,000, net of $455,000 in notes receivable related to the Just Bagels, Inc. and affiliate acquisition in January 1997 converted to purchase consideration. Collections on notes receivable provided approximately $132,000 during the period.

Financing activities provided a total of $2,174,000 during the six months ended May 31, 1997. In April 1997 the Company completed the sale of 87,710 shares of $25.00 Preferred Stock in a private placement to institutional investors, netting approximately $2 million after placement agent commissions and fees. Additionally, in April 1997, the Company entered a $2 million line of credit agreement (the "Credit Facility") with a bank expiring in October 1998. Maximum borrowing under the Credit Facility is limited to a borrowing base of 80% of accounts receivable under 90 days and 40% of equipment costs. Interest is payable monthly at prime plus one percent (currently 9.5%), with principal due upon the maturity of the note in October 1998. At May 31, 1997, the Company had approximately $211,000 outstanding under the Credit Facility. In the MFM acquisition, the Company assumed approximately $350,000 in long-term debt, of which $330,000 payable to MFM's existing bank was converted to borrowings under the Credit Facility in July 1997. The Company expects to make additional draws on the Credit Facility through the remainder of 1997 to complete its current Company-store expansion plan. The Company believes that its current cash balances, combined with cash flow from operations and additional borrowings under the Credit Facility, will adequately fund its Company-store development and acquisition plan for the year and provide additional working capital to assist in the Company meeting its current goals.


                          PART II

ITEM 1.  LEGAL PROCEEDINGS

On April 16, 1996, the Company filed an arbitration action against a franchisee alleging breach of its franchise agreement for refusal to submit required sales reports and pay royalty fees and contributions to the national marketing fund. The franchisee filed suit in the Circuit Court of Cook County, Illinois against the Company and its officers and directors on April 19, 1996. The franchisee alleges that the Company misrepresented the initial investment required to establish a store and made untrue and unauthorized earnings claims in violation of the Illinois
Franchise Disclosure Act. Plaintiffs seek rescission of the franchise agreement, damages of $600,000 and punitive damages in the amount of $6,000,000. Management believes the case is without merit and on May 28, 1996, filed a motion to stay litigation in order to compel the plaintiffs to have their claims heard in arbitration as required by the provisions of the franchise agreement. A hearing on this matter was held on July 11th and 12th, 1997 and an additional hearing has been scheduled for September 1997.

On August 18, 1995, MFM filed a claim in federal court against a franchisee alleging trademark violations as a result of the franchisee's alleged misuse of the MFM trademark. Subsequently the franchisee filed a counter claim to be heard in arbitration, as required under the franchise agreement, against MFM alleging unauthorized earnings claims in violation of the Trade Regulation Rule of the Federal Trade Commission. The federal court claim was dismissed as a result of the issue being moved to arbitration. The franchisee originally sought $250,000 in damages against MFM and subsequently amended the claim in April 1997 to $500,000. Management believes the case against MFM is without merit. To date, six arbitration hearings have been held on this matter. Two additional hearing dates have been set for September and October 1997.


ITEM 2.  CHANGES IN SECURITIES

On March 27, 1997, the Company authorized and began issuing a series of convertible preferred stock which has liquidation and dividend rights senior to that of common stock. See financial statements above, and exhibit 4.4 to the report on Form 10-QSB filed for the quarter ended February 28, 1997 for further details.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

On May 28, 1997, the Company filed an initial report on Form 8-K related to the acquisition by merger of MFM completed on May 13, 1997.

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

[iii] 2.3f     Consent to Assignment between Strathmore and Host
               International, Inc., dated March 13, 1996, as amended May
               21, 1996

[vii] 2.4a     Acquisition Agreement dated May 1, 1997 by and
               among BAB Holdings, Inc., BAB Acquisition Corp., My Favorite
               Muffin, Too, Inc., Muffin Holdings of Pennsylvania, a limited partnership, Ruth Stern, Owen Stern, and Ilona Stern

[vii] 2.4b     Registration Rights Agreement dated as of May 1,1997 between
               BAB Holdings, Inc., and Owen Stern, Ruth Stern, Ilona Stern and Pierce W. Hance

[vi] 4.4 Statement of Designation, Number, Voting Powers, Preferences and Rights of Series of Preferred Stock of BAB Holdings, Inc. to be Designated Series A Convertible Preferred Stock dated March 25, 1997

[iv] 10.1      Form of Franchise Agreement

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

[iv] 10.7      Licensing Agreement dated November 20, 1992 between the
               Company and Big Apple Bagels, Inc.

[iv] 10.8      Assignment of Royalty Mark & Trademark to the Company by Big
               Apple Bagels, Inc. dated November 20, 1992

[iv] 10.9      Agreement dated September 14, 1995 among the Company, Big
               Apple Bagels, Inc. and Paul C. Stolzer

[i] 10.10      Consulting agreement dated February 16, 1996 between
               Paul C. Stolzer and BAB Holdings, Inc.

[iv]10.11      Leases dated November 2, 1994 and February 14, 1995 for
               principal executive office

[iv]10.12      1995 Long-Term Incentive and Stock Option Plan

[iv]10.13      1995 Outside Directors Stock Option Plan

[v] 10.15      Program Agreement dated February 10, 1997 between
               BAB Systems, Inc., a wholly-owned subsidiary of the Company, and Franchise Mortgage Acceptance Company LLC

*   11.0       Calculation of Earning Per Share

[v] 21.1       List of Subsidiaries of the Company

-----------------------------------

[i] Incorporated by reference to the exhibits filed as a part of the Company's Report on Form 10-KSB for the fiscal year ended November 30, 1995

[ii] Incorporated by reference to the exhibits filed as a part of the Company's Report on Form 8-K dated May 1, 1996

[iii] Incorporated by reference to the exhibits filed as a part of the Company's Report on Form 8-K dated May 21, 1996

[iv] Incorporated by reference to exhibits filed as a part of the Company's Registration Statement on Form SB-2, effective November 27, 1995 (Commission File No. 33-98060C)

[v] Incorporated by reference to exhibits filed as a part of the Company's Report on Form 10-KSB for the fiscal year ended November 30, 1996

[vi] Incorporated by reference to exhibits filed as a part of the Company's Report on Form 10-QSB for the fiscal quarter ended February 28, 1997.

[vii] Incorporated by reference to exhibits filed as a part of the Company's
      Report on Form 8-K dated May 13, 1997

*     Filed herewith


                                  SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAB HOLDINGS, INC.


Dated:  July 15, 1997                   By: /s/ THEODORE P. NONCEK
      ----------------                      ----------------------
                                               Theodore P. Noncek,
                                            Chief Financial Officer,
                                            Treasurer and Secretary
                                           (Principal accounting and
                                                financial officer)


  INDEX
 NUMBER                    DESCRIPTION
  PAGE #
--------    ----------------------------------

11.0        Computation of earnings per share