Form 10QSB
period 1997-08-31
BAB HOLDINGS INC
filed 1997-10-15
CIK 946713

FORM 10-QSB

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:  August 31, 1997

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,711,630 shares of Common Stock, as of October 9, 1997.



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

Item 5.    Other Information.......................................

Item 6.    Exhibits and Reports on Form 8-K........................

SIGNATURE  ........................................................

INDEX TO EXHIBITS..................................................


                                  PART I

ITEM 1.  FINANCIAL STATEMENTS

                            BAB Holdings, Inc.

                  Condensed Consolidated Balance Sheet

                              August 31, 1997
                               (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents, including
       restricted cash of $272,624                         $   860,206
   Other current assets                                      2,501,933
                                                          ------------
Total current assets                                         3,362,139

Property, plant, and equipment, net of
    accumulated depreciation of $823,378                     6,806,613
Goodwill, net of accumulated amortization of $83,751         2,773,191
Franchise contract rights, net of accumulated
    amortization of $24,811                                  1,801,572
Other assets and intangible assets, net of
    accumulated amortization of $585,692                     1,804,559
                                                          ------------

                                                          $ 16,548,074
                                                          ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                  $  2,123,017
   Deferred franchise fee revenue                              646,900
   Current portion of long-term debt                            28,502
   Other current liabilities                                   595,124
                                                          ------------
Total current liabilities                                    3,393,543

Long-term debt, less current portion                         1,452,117

Shareholders' equity:
   Common stock                                             10,642,376
   Additional paid-in capital                                1,409,652
   Preferred stock                                           2,018,568
   Accumulated deficit                                     ( 2,368,182)
                                                          ------------
Total shareholders' equity                                  11,702,414
                                                          ------------

                                                          $ 16,548,074
                                                          ============


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            BAB Holdings, Inc.

              Condensed Consolidated Statements of Operations

                               (Unaudited)


                                                    THREE MONTHS ENDED
                                                AUGUST 31,       AUGUST 31,
                                                   1997             1996
                                                --------------------------

REVENUES
Net sales by Company-owned stores               $ 2,830,808    $ 1,180,940
Royalty fees from franchised stores                 705,557        374,325
Franchise and area development fees                 124,645        316,831
Licensing fees and other income                     220,597         94,827
                                                --------------------------

                                                  3,881,607      1,966,923
OPERATING COSTS AND EXPENSES
Food, beverage, and paper costs                     973,371        430,324
Store payroll and other operating expenses        1,708,185        581,323
Selling, general, and administrative expenses:
   Payroll-related expenses                         541,761        348,508
   Depreciation and amortization                    425,874        116,673
   Other                                            743,003        409,695
                                                --------------------------
                                                  1,710,638        874,876
                                                --------------------------
                                                  4,392,194      1,886,523
                                                --------------------------
Income (loss) before interest                      (510,587)        80,400
Interest expense                                    (29,803)          (191)
Interest income                                      11,979         68,234
                                                --------------------------
Net income(loss)                                   (528,411)       148,443
Preferred stock divided accumulated                (374,862)             -
                                                --------------------------
Net income (loss) attributable to
    common shareholders                         $  (903,273)    $  148,443
                                                ==========================

Net income (loss) attributable to common and
     common equivalent  share:
          Primary                               $     (0.12)    $     0.02
                                                ==========================
          Fully diluted                         $     (0.12)    $     0.02
                                                ==========================

Average number of common and common
    equivalent shares used in calculation:
          Primary                                 7,601,288      7,245,405
                                                ==========================
          Fully diluted                           7,601,288      7,648,941
                                                ==========================

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                             BAB Holdings, Inc.

              Condensed Consolidated Statements of Operations

                                (Unaudited)


                                                    NINE MONTHS ENDED
                                                 AUGUST 31,   AUGUST 31,
                                                   1997          1996
                                                 -----------------------
REVENUES
Net sales by Company-owned stores                $ 6,918,171  $1,965,939
Royalty fees from franchised stores                1,664,301   1,008,398
Franchise and area development fees                  772,545     808,331
Licensing fees and other income                      791,424     124,765
                                                 -----------------------
                                                  10,146,441   3,907,433
OPERATING COSTS AND EXPENSES
Food, beverage, and paper costs                    2,323,786     686,274
Store payroll and other operating expenses         3,970,983     963,312
Selling, general, and administrative expenses:
   Payroll-related expenses                        1,470,326     932,975
   Depreciation and amortization                     988,820     207,631
   Other                                           1,763,806   1,082,386
                                                 -----------------------
                                                   4,222,952   2,222,992
                                                 -----------------------
                                                  10,517,721   3,872,578
                                                 -----------------------
Income (loss) before interest                       (371,280)     34,855
Interest expense                                     (32,291)     (4,346)
Interest income                                       49,145     261,578
                                                 -----------------------

Net income(loss)                                    (354,426)     292,087
Preferred stock divided accumulated                 (597,577)          -
                                                 -----------------------
Net income (loss) attributable to
     common shareholders                         $  (952,003) $  292,087
                                                 =======================

Net income (loss) attributable to common and
     common equivalent  share:
          Primary                                $     (0.13) $     0.04
                                                 =======================

          Fully diluted                          $     (0.13) $     0.04
                                                 =======================

Average number of common and common
     equivalent shares used in calculation:
          Primary                                   7,330,246  7,250,672
                                                 =======================

          Fully diluted                             7,330,246  7,337,226
                                                 =======================
SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                             BAB Holdings, Inc.

              Condensed Consolidated Statements of Cash Flows

                                (Unaudited)

                                                    NINE MONTHS ENDED
                                                  AUGUST 31,   AUGUST 31,
                                                     1997         1996
                                                  -----------------------
OPERATING ACTIVITIES
Net cash provided(used)by operating activities    $ (500,684)  $   88,137

INVESTING ACTIVITIES
Business acquisitions                               (650,531)  (2,103,008)
Purchases of property, plant and equipment        (2,897,038)    (955,181)
Loans to franchisees                                       -     (578,902)
Other                                               (279,133)    (247,439)
                                                  -----------------------
Net cash used for investing activities            (3,826,702)  (3,884,530)

FINANCING ACTIVITIES
Proceeds from issuance of common stock                     -    1,020,000
Proceeds from issuance of preferred stock          2,192,750            -
Borrowings under line of credit                    1,420,975            -
Repayment of long-term debt                         (362,152)           -
Payment of preferred stock issuance costs           (227,274)           -
Other                                                      -     (171,787)
                                                   ----------------------
Net cash provided by financing activities           3,024,299     848,213
                                                   ----------------------
Net decrease in cash and cash equivalents          (1,303,087) (2,948,180)
Cash and cash equivalents at beginning of period    2,163,293   7,679,009
                                                   ----------------------

Cash and cash equivalents at end of period         $  860,206  $4,730,829
                                                   ======================

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


                          BAB Holdings, Inc.

     Notes to Unaudited Condensed Consolidated Financial Statements


1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements represent the financial activity of BAB Holdings, Inc. (the "Company" or "Holdings"), an Illinois corporation incorporated on November 25, 1992, and its four wholly-owned subsidiaries, BAB Operations, Inc. ("Operations"), BAB Systems, Inc. ("Systems"), Brewster's Franchise Corporation ("BFC") and My Favorite Muffin Too, Inc. ("MFM"). Systems was incorporated on December 2, 1992, and was primarily established to franchise "Big Apple Bagels" specialty bagel retail stores. Operations was formed on August 30, 1995, primarily to operate Company-owned stores, including one which currently serves as the franchise training facility. BFC was established on February 15,1996, to franchise "Brewster's Coffee" concept retail coffee stores. MFM operates and franchises "My Favorite Muffin" specialty muffin retail stores and was acquired on May 13, 1997.

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

2.   Stores Open and Under Development

Stores which have been opened and unopened stores for which an agreement has been executed and franchise or area development fees collected at August 31, 1997 are as follows:

Stores opened:
           Company-owned                            36
           Franchisee-owned                        180
           Licensed                                 40
                                                  ____
                                                   256

Unopened franchised stores for which an agreement
        has been sold:
           Franchise agreement                      29
           Area development agreement               34
                                                  ____
                                                    63
                                                  ____
           Total                                  	319
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

In February 1997, the Company purchased the 50% interest held by its joint venture partner in Downtown Bagels, a franchise Big Apple Bagels satellite unit, for $20,000. The unit, and certain other assets, were sold by the Company to a franchisee for $60,000 consisting of a note receivable from the purchasers of $55,000 and cash of $5,000. The note receivable bears interest at prime plus one percent, and is payable monthly over a seven-year period. Also in February 1997, the Company sold its Park Ridge, Illinois Company-operated unit to a franchisee for $233,000. In payment, the Company received a note receivable for $183,000 from the purchasers, bearing interest at 9%, payable monthly over a seven-year period, and cash of $50,000. The Company recognized $156,400 in gains from the sale of these units to franchisees.

In April and May 1997, the Company completed the acquisitions of two stores from Heartland Bagels, Inc. ("Heartland"), franchisees of the Company. In April the Buffalo Grove, Illinois store was purchased for $170,000, through the issuance of 25,611 shares of restricted Company common stock, and the payment of approximately $78,000 in outstanding liabilities of Heartland. In May the Berwyn, Illinois store was purchased for approximately $140,000, consisting of $111,000 paid to a bank in satisfaction of an outstanding bank loan of Heartland, and $29,000 paid to creditors of Heartland for outstanding liabilities.

On May 13, 1997 the Company acquired MFM. MFM franchises and operates muffin and bagel specialty retail stores concentrated primarily in the Eastern United States and Florida, and had 60 franchise and 5 company-operated units in operation at to point of the acquisition. The acquisition was completed by exchanging 150 shares of MFM stock, for 432,608 shares of the Company's common stock, restricted as to transfer until January 1, 1999, and $260,000 in cash. In addition to current liabilities, the Company has assumed approximately $350,000 of MFM's existing bank debt and converted it to borrowings under the Company's credit facility. Total revenue of MFM was $2.7 million for the year ended December 31, 1996.

In August 1997 the Company sold the Buffalo Grove, Illinois unit acquired from Heartland to a franchisee for $231,000 consisting of two notes receivable from the purchasers, $43,000 due October 1997, and $188,000 due in monthly payments through August 2004, with interest at 8.5%.

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

4.   Preferred Stock - Series A Convertible Preferred Stock

In April 1997 the Company completed the sale of 87,710 shares of $25.00 Series A Convertible Preferred Stock (the "Preferred Stock") in a private placement to qualified investors. The Preferred Stock carries an 8% annual dividend payable in cash or, at the option of the Company, in shares of Holdings common stock ("Common Stock") at the conversion rate inherent in the convertibility feature of the security described below.

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

CONVERSION SUSPENSION. A Conversion Suspension Period takes effect if, at any time on or after the later of
(i) September 15, 1997, or (ii) the date which is 30 trading days following the date a registration statement for the conversion Common Stock is declared effective by the Securities and Exchange Commission, the closing bid price of the Common Stock is less than $2.325 for 30 consecutive trading days. The Conversion Suspension Period continues until the first trading day thereafter that the closing bid price for the Common Stock has exceeded $2.325 for 30 consecutive trading days; provided, however, that a Conversion Suspension Period shall not continue for more than sixty (60) days in any period of 365 days. The Company is not required to recognize or accept any conversion of Preferred Shares during a Conversion Suspension Period. During any Conversion Suspension Period, the Company, at its option, may redeem any or all of the Preferred Shares by payment to the holders of $28.75 per share, plus all accrued and unpaid dividends.


5.   Preferred Stock Dividend Accumulated

Preferred dividends in the amount of $375,000 accumulated during the period, which included $194,000 attributable to the 15% discount available to holders of the Preferred Stock in acquiring Common Stock upon ultimate conversion. Such discounts are recognized as dividends under generally accepted accounting
principles.   The total discount which was treated as a dividend
was recognized over the minimum period from issuance to the first date of convertibility which was August 1, 1997. During second quarter 1997 the Company previously recorded preferred dividends of $193,000 related to this discount. As fully recognized at August 31, 1997, no additional preferred dividends will accumulate related to this conversion discount. The Company was additionally obligated to issue warrants to purchase two shares of Common Stock for each share of Preferred Stock on August 1, 1997. The value of these two-year warrants was additionally recorded as a preferred stock dividend accumulated of $138,000.

The preferred dividend accumulated which is attributable to the conversion discount is a non-cash entry which had no impact on
operating income or total equity of the Company.    Upon issuance
of the Preferred Stock, the total of $387,000 representing the conversion discount was recorded as additional paid-in capital. As the dividend was accumulated during the period prior to convertibility, the dividend was recorded as a reduction in retained earnings and an increase in the preferred stock carrying value.

6.   Line of Credit Agreement

In April 1997, the Company entered a $2 million line of credit agreement with a bank expiring in October 1998. Maximum borrowing under the line is limited to a borrowing base of 80% of accounts receivable under 90 days and 40% of equipment costs. Interest is payable monthly at prime plus one percent (currently 9.5%), with principal due upon the maturity of the note in October 1998. At August 31, 1997, the Company had approximately $1,421,000 outstanding under this agreement, including $330,000 representing the conversion of remaining bank debt assumed in the MFM acquisition noted above, to this credit facility.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The selected financial data contained herein have been derived from the condensed consolidated financial statements of BAB
Holdings, Inc. included in Item 1. above. The data should be read in conjunction with the condensed consolidated financial statements and notes thereto.

Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding the development of the Company's business, the markets for the Company's products, anticipated capital expenditures, and the effects of completed and possible future acquisitions, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Certain risks and uncertainties are outside the control of the Company and its management including its ability to attract new franchisees, the continued success of current franchisees, the effects of competition on franchisee and Company-owned store results and consumer acceptance of the Company's products in new and existing markets. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


General

From its inception in November 1992, the Company has grown to 36 Company-owned and 220 franchised and licensed units at August 31, 1997. This rapid expansion in operations significantly affects the comparability of results of operations of the Company in several ways, particularly in the recognition of initial franchise fee revenue and ongoing royalty fees, as well as the significant increase in Company-owned store revenues.

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

Cost of revenue includes expenses occurring at the Company-owned stores, such as food, beverage and paper costs, payroll related expenses, occupancy and other operating expenses, and other store expenses, and selling, general and administrative costs occurring Company-wide, such as payroll related expenses, advertising and promotion expenses, professional service fees, franchise-related expenses, depreciation and amortization, and other expenses.

On May 13, 1997, the Company completed the acquisition of MFM. This acquisition added to the Company's existing product offering a premium muffin product and additional points of distribution for its branded bagel and coffee products. It is expected that the introduction of MFM muffin products will enhance the revenue potential of existing bagel stores and result in operating leverage as corporate overhead is spread over these additional units. The Company has reduced the number of MFM employees and has closed MFM's corporate facility and combined operations in the Company's Chicago, Illinois headquarters. As the Company already has significant infrastructure in place to oversee franchisee and Company stores operations, it is expected that the continued integration of MFM with the Company's operations will require only minimal additional resources.

With the increase in both franchise, licensed and Company-owned operations, the Company has experienced increases in payroll, occupancy and overhead costs in the corporate offices. At August 31, 1997 the Company had 40 employees at the corporate level who oversee operations of the franchise, licensed and Company-owned store operations, up from 28 at August 31, 1996. While these costs have increased, they have decreased as a percentage of total revenues, and management expects that these costs will further decline as a percentage of revenue as additional franchise and Company-owned units are added. It is expected that the MFM acquisition and existing Company growth will require only modest increases in employees at the corporate office. Additionally, as the Company approximately doubled the space at the corporate headquarters in late 1996 through subletting an office suite adjacent to the Company's existing offices, it is anticipated that the Company will not require additional office facilities in the foreseeable future. The Company believes it is in a position to leverage selling, general and administrative expenses across increasing revenue.


Results of Operations

Three Months Ended August 31, 1997 versus
Three Months Ended August 31, 1996
-----------------------------------------
Total revenues increased 97% to $3.9 million in third quarter
1997 from $2.0 million in the prior year quarter. This increase was driven primarily by the increase in Company-owned store
revenues which accounts for 72.9% of total revenue this quarter, up from 60.0% of total revenue in the prior year quarter. The
Company added 6 Company-owned units during the quarter but sold one bringing the total to 36 in operation at August 31, 1997, as
compared to only 10 in operation at August 31, 1996.   Franchise
and area development fees decreased 61% to $125,000 or 3.2% of total revenue in third quarter 1997, from $317,000 or 16.1% of total revenue in the year-ago quarter, as a result of fewer openings of franchise units in this quarter versus last year, and a $161,000 master franchise fee recognized in August 1996.
Without the impact of the master franchise agreement, franchise and area development fees for the quarter would have been approximately 20% below the comparable 1996 figure. This decrease in franchise openings during the quarter was attributable to legal and geographic restrictions in selling franchise territories during the last half of 1996 as the Company attempted to acquire Chesapeake Bagel Bakery. During the last six months of 1996, the Company was unable to complete franchise sales in several key markets while updating franchise offering circulars and attempting to minimize territorial disputes with existing Chesapeake area developers. Royalty fees from franchise stores increased 88% to $706,000 or 18.2% of revenue in this quarter from $374,000 or 19.0% of revenue in last year's quarter, as a result of the higher number of franchise stores in operation during the quarter compared to the prior year, including the impact of adding MFM franchise units in May 1997. Licensing fees and other income increased from approximately $95,000 in third quarter 1996 to $221,000 in this year's third quarter or 5.7% of total revenues as a result of the Company's entrance into various nontraditional channels of distribution, including the sale of Brewster's Coffee to franchisees and licensees of the Company, licensing fees paid by Host Marriott on the sales of product in Big Apple Bagels licensed units, and commissions received on the sale to Host Marriott and Mrs. Fields by a third party commercial baker of par-baked Big Apple Bagels. Additionally included in licensing fees and other income for the quarter is approximately $32,000 recognized on the sale of a Company-operated unit to a franchisee.

Food, beverage and paper costs increased by 126%, and store payroll and other operating expenses increased by 194% in third quarter 1997 from the year-ago quarter as a result of increasing the Company-owned stores base from ten units in operation last year to 36 at August 31, 1997. Total food, beverage and paper costs was 34.4% of Company-store revenue in the third quarter this year down from 36.4% during last year's third quarter, while store payroll and other operating expenses increased to 60.3% of Company-store revenue in third quarter 1997 versus 49.2% in last
year's quarter.   The levels of these rates, and the increase
from third quarter 1996 in store payroll and other operating expenses, are a direct result of the increase in Company-owned stores during this quarter and last and related start-up
inefficiencies.   The Company is aggressively working to decrease
these rates as a percent of total sales in operating units as evidenced by the decrease in food, beverage and paper costs.
Over half of the Company-owned stores have been in operation for less than one year and have yet to fully reach mature sales levels and operating efficiencies. It is expected that as these stores are in operation for longer periods they will better contribute to the Company's operating results.

Selling, general and administrative expenses increased 96% to $1.7 million in third quarter 1997 from $875,000 in the prior year quarter as a result of supporting an increasing base of franchise stores, including those related to the MFM acquisition, as well as the significant increase in Company-owned stores from last year's quarter. Payroll-related costs increased 55% from the year-ago quarter due to the increase in corporate-level headcount from 28 at August 31, 1996, to 40 at August 31, 1997. Depreciation and amortization expense increased 265% due to the significant increase in Company-owned store depreciation, and amortization of intangible assets including goodwill, contract rights, noncompetition agreements, franchise contract rights and trademarks resulting from the Company's various acquisitions. Other selling, general and administrative expenses increased 81% as a result of the increase in Company-owned and franchise units, as well as the increase in office space of the corporate headquarters supporting the increased corporate headcount. Selling, general and administrative expenses, excluding depreciation and amortization, as a percent of total revenue, declined to 33.1% in this quarter versus 38.5% in last year's quarter as the Company continues to realize operating leverage from its increasing revenue base.

Loss from operations was $528,000 in third quarter 1997 versus income from operations of $80,000 in third quarter 1996. The loss this quarter is primarily attributable to the high percentage of Company-operated stores which have been in operation for less than one year, and the decrease in franchise
fees noted above.    Interest income decreased to $12,000 in this
year's quarter from $68,000 in last year's quarter due to lower cash and cash equivalent balances during the quarter as compared to last year. Interest expenses was $30,000 this quarter versus minimal amounts in the third quarter last year as a result of borrowings on the Company's $2 million line of credit.

Net loss for third quarter 1997 was $528,000 as compared to the prior year quarter net income of $148,000. Preferred stock dividends accumulated, related to the issuance of 87,710 shares of Preferred Stock during the second quarter, resulted in a net loss attributable to common shareholders of $903,000. Preferred dividends in the amount of $375,000 were accumulated during the period, which included $194,000 attributable to the 15% discount available to holders of the Preferred Stock in acquiring Common Stock upon ultimate conversion. Such discounts are recognized as dividends under generally accepted accounting principles. The total discount treated as a dividend was recognized over the minimum period from issuance, to the first date of convertibility which was August 1, 1997. During second quarter 1997 the Company recorded preferred dividends of $193,000 related to this discount. As fully recognized at August 31, 1997, no additional preferred dividends will accumulate related to the conversion discount. The Company was additionally obligated to issue warrants to purchase two shares of Common Stock for each share of Preferred Stock on August 1, 1997. The value of these two-year warrants was additionally recorded as a preferred stock dividend accumulated of $138,000.

The preferred dividend accumulated attributable to the conversion discount is a non-cash entry which has no impact on operating
income or total equity of the Company.    Upon issuance of the
Preferred Stock, the total of $387,000 representing the conversion discount was recorded as additional paid-in capital. As the dividend was accumulated during the period prior to convertibility, the dividend was recorded as a reduction in retained earnings and an increase in the preferred stock carrying value. Similarly, the preferred dividend related to the issuance of the warrants noted above represents a non-cash adjustment reducing retained earnings and increasing the additional paid-in capital.

Net loss per share for this quarter was $0.12, as compared to net income per share in third quarter 1996 of $0.02.

Nine Months Ended August 31, 1997 versus
Nine Months Ended August 31, 1996
----------------------------------------
Total revenues increased 160% to $10.1 million for the nine month period ended August 31, 1997, from $3.9 million in the prior year period. This increase was driven primarily by the increase in Company-owned store revenues which accounts for 68.2% of total revenue this period, up from 50.3% of total revenue in the prior year period. The Company added 23 Company-owned units during the period, but sold two bringing the total to 36 in operation at August 31, 1997, as compared to only 10 in operation at August
31, 1996.   Franchise and area development fees decreased 4% to
$773,000 or 7.6% of total revenue in this period from $808,000 or 20.7% of total revenue in the year-ago period as a result of fewer franchise store openings during the first three quarters of 1997 as compared with last year's period. Included in the comparative amounts were $250,000 related to the sale of master franchise agreements in second quarter 1997, and $161,000 related to the sale of a master franchise in last year's third quarter. Without the impact of these master franchise sales, franchise and area development fees, would have declined by 19% or $124,000 from last year's period as a result of opening only 30 franchise stores this period, versus 38 in the year-ago period. This decrease in franchise openings during the period was attributable to legal and geographic restrictions in selling franchise territories during the last half of 1996 as the Company attempted to acquire Chesapeake Bagel Bakery. During the last six months of 1996, the Company was unable to complete franchise sales in certain key markets while updating franchise offering circulars and attempting to minimize territorial disputes with existing Chesapeake area developers. Royalty fees from franchise stores increased 65% to $1.7 million or 16.4% of revenue in this period from $1.0 million or 25.8% of revenue in last year's period, as a result of the higher number of franchise stores in operation during the period compared to the prior year, including the impact of adding MFM franchise units in May 1997. Licensing fees and other income increased from approximately $125,000 in last year's period to $791,000 in this year's first three quarters or 7.8% of total revenues as a result of the Company's entrance into various nontraditional channels of distribution, including the sale of Brewster's Coffee to franchisees and licensees of the Company, licensing fees paid by Host Marriott on the sales of product in Big Apple Bagels licensed units, and commissions received on the sale to Host Marriott and Mrs. Fields by a third party commercial baker of par-baked Big Apple Bagels. Additionally, the Company generated $188,000 from the resale to franchisees of Company-operated units during the first three quarters of 1997.

Food, beverage and paper costs increased by 239%, and store payroll and other operating expenses increased by 312%, in the nine month period ended August 31, 1997 from the year-ago period as a result of increasing the Company-owned stores base from ten units in operation last year to 36 at August 31, 1997. Total food, beverage and paper costs was 33.6% of Company-store revenue in this period versus 34.9% during last year's period, while store payroll and other operating expenses increased to 57.4% of Company-store revenue in this period versus 49.0% in last year's period. The levels of these rates, and the increase from 1996 in store payroll and other operating expenses, are a direct result of the increase in Company-owned stores during this period and related start-up inefficiencies. The Company is aggressively working to decrease these rates as a percent of total sales in operating units as evidenced by the decrease in food, beverage and paper costs. Over half of the Company-owned stores have been in operation for less than one year and have yet to fully reach mature sales levels and operating efficiencies. It is expected that as these stores are in operation for longer periods they will better contribute to the Company's operating results.

Selling, general and administrative expenses increased 90% to $4.2 million in this period from $2.2 million in the prior year period as a result of supporting an increasing base of franchise stores, as well as the significant increase in Company-owned stores from last year's period. Payroll-related costs increased 58% from the year-ago period due to the increase in corporate-level headcount from 28 at August 31, 1996, to 40 at August 31, 1997. Depreciation and amortization expense increased 376% due to the significant increase in Company-owned store depreciation and amortization of intangible assets including goodwill, contract rights, noncompetition agreements, franchise contract rights and trademarks resulting from the Company's various acquisitions. Other selling, general and administrative expenses increased 63% as a result of the increase in Company-owned and franchise units, as well as the increase in office space of the corporate headquarters supporting the increased corporate headcount. Selling, general and administrative expenses excluding depreciation and amortization, as a percent of total revenue, declined to 31.9% in this period versus 51.6% in last year's period as the Company continues to realize operating leverage from its increasing revenue base.

Loss from operations was $371,000 in the nine month period ended August 31, 1997 versus income from operations of $35,000 in last year's period. Interest income decreased to $49,000 in this year's period from $262,000 in last year's period. This decrease resulted from lower cash and equivalent balances than last year as the Company had just completed its initial public offering in November 1995, and invested proceeds in interest-bearing securities during the first three quarters of fiscal 1997. Interest expenses was $32,000 this period versus $4,000 in the last year period as a result of borrowings on the Company's credit facility this year.

Net loss for the period was approximately $354,000 as compared to net income in the prior year period of $292,000. Preferred stock dividends accumulated, related to the issuance of 87,710 shares of Preferred Stock during the period, resulted in a net loss attributable to common shareholders of $952,000. Preferred dividends in the amount of $598,000 were accumulated during the period, which included $387,000 attributable to the 15% discount available to holders of the Preferred Stock in acquiring Common Stock upon ultimate conversion. Such discounts are recognized as dividends under generally accepted accounting principles. The total discount treated as a dividend was recognized over the minimum period from issuance, to the first date of convertibility, August 1, 1997. The Company was additionally obligated to issue warrants to purchase two shares of Common Stock for each share of Preferred Stock on August 1, 1997. The value of these two-year warrants was additionally recorded as a preferred stock dividend accumulated of $138,000. As fully recognized by August 1, 1997, no additional preferred dividends will accumulate related to this conversion discount or the warrants.

The preferred dividend accumulated attributable to the conversion discount was a non-cash entry having no impact on operating income or total equity of the Company. Upon issuance of the Preferred Stock, the total of $387,000 representing the conversion discount, was recorded as additional paid-in capital. As the dividend was accumulated during the period prior to convertibility, the dividend was recorded as a reduction in retained earnings, and an increase in the preferred stock carrying value. Similarly, the preferred dividend related to the issuance of the warrants noted above represents a non-cash adjustment reducing retained earnings and increasing additional paid-in capital.

Net loss per share for this period was $0.13, as compared to net income per share in last year's period of $0.04.


Liquidity and Capital Resources

During the nine months ended August 31, 1997, cash used in operating activities was $501,000 as compared with $88,000 provided by operating activities during the comparable last year period. Cash used for investing activities during the nine months ended May 31, 1997 totaled $3.8 million of which $2.9 million was used to purchase of property, plant and equipment primarily for new Company-owned store construction. Business acquisitions during the period required $651,000, net of $455,000 in notes receivable related to the Just Bagels, Inc. and affiliate acquisition in January 1997 converted to purchase consideration. Collections on notes receivable provided approximately $140,000 during the period.

Financing activities provided a total of $3 million during the nine months ended August 31, 1997. In April 1997 the Company completed the sale of 87,710 shares of $25.00 Preferred Stock in a private placement to qualified investors, netting approximately $2 million after placement agent commissions and fees. Additionally, in April 1997, the Company entered a $2 million line of credit agreement (the "Credit Facility") with a bank expiring in October 1998. Maximum borrowing under the Credit Facility is limited to a borrowing base of 80% of accounts receivable under 90 days and 40% of equipment costs. Interest is payable monthly at prime plus one percent (currently 9.5%), with principal due upon maturity of the note in October 1998. At August 31, 1997, the Company had approximately $1.4 million outstanding under the Credit Facility. In the MFM acquisition, the Company assumed approximately $350,000 in long-term debt, of which $330,000 payable to MFM's existing bank was converted to
borrowings under the Credit Facility in July 1997.   The Company
believes that its current cash position, combined with availability on its Credit Facility, will provide the Company with sufficient working capital in future periods.


                           PART II

ITEM 1.  LEGAL PROCEEDINGS

On April 16, 1996, the Company filed an arbitration action against a franchisee alleging breach of its franchise agreement for refusal to submit required sales reports and pay royalty fees and contributions to the national marketing fund. The franchisee filed suit in the Circuit Court of Cook County, Illinois against the Company and its officers and directors on April 19, 1996. The franchisee alleges that the Company misrepresented the initial investment required to establish a store and made untrue and unauthorized earnings claims in violation of the Illinois Franchise Disclosure Act. Plaintiffs seek rescission of the franchise agreement, damages of $600,000 and punitive damages in the amount of $6,000,000. Management believes the case is without merit and obtained an order staying litigation in order to compel the plaintiffs to have their claims heard in arbitration as required by the provisions of the franchise agreement. Hearings have been held on this matter and the Company anticipates a ruling on this matter in February 1998.

On August 18, 1995, MFM filed a claim in federal court against a franchisee alleging trademark violations as a result of the franchisee's alleged misuse of the MFM trademark. Subsequently the franchisee filed a counter claim to be heard in arbitration, as required under the franchise agreement, against MFM alleging unauthorized earnings claims in violation of the Trade Regulation Rule of the Federal Trade Commission. The federal court claim was dismissed as a result of the issue being moved to arbitration. The franchisee originally sought $250,000 in damages against MFM and subsequently amended the claim in April 1997 to $500,000. To date, seven arbitration hearings have been held on this matter. An additional hearing date has been set for October 1997. In connection with the MFM acquisition, the Company has placed in escrow 200,000 shares of Common Stock issued as consideration in the acquisition, to secure indemnification by the former owners of MFM against the outcome of this litigation.

ITEM 2.  CHANGES IN SECURITIES

On March 27, 1997, the Company authorized and issued a series of convertible preferred stock which has liquidation and dividend rights senior to that of common stock. See financial statements above, and exhibit 4.4 to the report on Form 10-QSB filed for the quarter ended February 28, 1997 for further details.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

On July 23, 1997, the Company filed an amendment to its initial report on Form 8-K related to the acquisition of MFM completed on May 13, 1997.

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

BAB HOLDINGS, INC.


Dated: October 15, 1997                   By: /s/ THEODORE P. NONCEK
       ----------------                       ----------------------
                                               Theodore P. Noncek,
                                            Chief Financial Officer,
                                            Treasurer and Secretary
                                           (Principal accounting and
                                                financial officer)


 INDEX
 NUMBER                    DESCRIPTION                       PAGE #
--------    ----------------------------------               ------

 11.0       Computation of earnings per share