Form 10KSB40
period 1997-11-30
BAB HOLDINGS INC
filed 1998-03-02
CIK 946713

FORM 10-KSB

               U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

(Mark one)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended: November 30, 1997

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______ to ______

      Commission file number: 0-27068


                        BAB Holdings, Inc.
----------------------------------------------------------------
          (Name of small business issuer in its charter)
----------------------------------------------------------------

        Illinois                                36-3857339
----------------------------------------------------------------
  	(State or other jurisdiction                (IRS Employer
  of incorporation or	organiztion)          Indentification No.)


8501 West Higgins Road, Suite 320, Chicago, Illinois   	60631
----------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Issuer's telephone number:  (773) 380-6100


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

$14,166,443

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $4,073,994 based on 5,321,135 shares held by nonaffiliates as of February 17, 1998, and the average of the closing bid ($0.71875) and asked ($.8125) prices for said shares in the NASDAQ Small-Cap Market as of such date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
7,744,302 shares of Common Stock, as of February 17, 1998.


DOCUMENTS INCORPORATED BY REFERENCE

The Company's definitive proxy materials to be filed on or before March 30, 1998 are incorporated by reference in Part III of Form
10-KSB. In addition, certain exhibits identified in Part III,
Item 13 are incorporated by reference to said exhibits as previously filed with the Commission.

Transitional Small Business Disclosure Format (check one):

[ ] Yes       [X] No


                          FORM 10-KSB INDEX
PART I

Item 1.   Description of Business
            Overview
            Risk Factors
            Recent Acquisitions
            Locations
            Store Operations
            Franchising
            Competition
            Trademarks and Service Marks
            Government Regulation
            Employees
            Year 2000 Issue

Item 2.   Description of Property
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders

PART II

Item 5.  Market for the Common Equity and Related Stockholder Matters
Item 6.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations
Item 7.  Financial Statements
Item 8.  Changes in and Disagreement with Accountants on Accounting and Financial Disclosure

PART III

Item 9.  Directors, Executive Officers, Promotors and Control Persons;
            Compliance with Section 16(a) of the Exchange Act
Item 10. Executive Compensation
Item 11. Security Ownership of Certain Beneficial Owners and Management
Item 12. Certain Relationships and Related Transactions
Item 13. Exhibits and Reports on Form 8-K
         Reports on Form 8-K
         Exhibits


                                PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

OVERVIEW

BAB Holdings, Inc. (the "Company") was incorporated under the laws of the State of Illinois on November 25, 1992 and currently operates, franchises and licenses bagel, muffin and coffee retail units under the Big Apple Bagels, My Favorite Muffin and Brewster's Coffee tradenames and at November 30, 1997 had 257 units in operation in 28 states and two Canadian provinces. The Company additionally derives income from the sale of its trademark bagels, muffins and coffees through nontraditional channels of distribution including under licensing agreements with Host Marriott Services Corporation, Mrs. Fields Cookies, Choice Pick Food Courts, and through direct home delivery of specialty muffin gift baskets and coffee.

The Big Apple Bagels brand franchise and Company-owned stores feature daily baked "from scratch" bagels, flavored cream cheeses, premium coffees, gourmet bagel sandwiches and other related products. Licensed Big Apple Bagels units serve the Company's par-baked frozen bagel products, freshly baked daily, and related products. The My Favorite Muffin brand consists of units operating as "My Favorite Muffin" featuring a large variety of freshly baked muffins, coffees and related products, and units operating as "My Favorite Muffin and Bagel Cafes" featuring these products as well as a variety of specialty bagel sandwiches and related products. The Company's Brewster's Coffee units are specialty coffee shops featuring a variety of premium arabica bean coffees--freshly brewed or in bulk--and related products. Big Apple Bagels units are concentrated in the Midwest and Western United States, while My Favorite Muffin units are clustered in the Middle Atlantic States and Florida. Brewster's Coffee Shops are currently located in two states--Illinois and Ohio.

The Company has grown significantly since its initial public offering in November 1995 through growth in franchise units, Company-store development, acquisitions and the development of alternative distribution channels for its branded products. The Company intends on continuing its expansion through these means in the future. With the acquisition of My Favorite Muffin Too, Inc. (MFM) on May 13, 1997, the Company immediately added 60 franchise and five Company-operated units and expects to leverage on the natural synergy of distributing muffin products in existing Big Apple Bagels units and, alternatively, bagel products and Brewster's Coffee in existing My Favorite Muffin units. Additionally, the Company expects to realize efficiencies in servicing the combined base of Big Apple Bagels, My Favorite Muffin and Brewster's Coffee franchisees as a result of this acquisition.


RISK FACTORS

Limited Operating History

The Company was formed in November 1992. As of November 30, 1997, the Company had 28 Company-owned stores, excluding 6 Company-owned stores closed during 1998 (see "Management's Discussion and Analysis" and Note 11 to the audited financial statements included herein), and 229 franchised and licensed stores in operation. The Company has grown from only 2 Company-owned and 59 franchise units at the time of its initial public offering in November 1995 primarily through acquisitions. Consequently, the Company's operating results achieved to date may not be indicative of the results that may be achieved in the future by the Company.


Operating Losses

The Company reported an operating loss of $3,406,000 and $621,000 for the years ended November 30, 1997 and 1996, respectively. While the Company believes that the level of its franchising and licensing operations and number of Company-owned stores will generate revenues sufficient to exceed the expenses necessary to support such operations, given its historical losses, there can be no assurance that the Company will operate profitably in the future.


Recent Acquisitions

The Company's strategic plan has included growth through business acquisitions. Since the beginning of fiscal 1996, the Company has completed the acquisitions of Brewster's Coffee ("Brewster's"), Strathmore Bagels Franchise Corp. ("Strathmore"), Bagels Unlimited, Inc. ("BUI"), Danville Bagels, Inc. ("Danville"), Just Bagels, Inc. ("JBI") and MFM. No assurance can be given that these or other acquisitions will be profitable or that the Company will successfully integrate, convert, or operate any acquired businesses.

As a result of acquisitions, the Company has grown significantly in size, has expanded the geographic area in which it operates and has added product lines and distribution channels. Any acquisition involves inherent uncertainties, such as the effect on the acquired businesses of integration into a larger organization and the availability of management resources to oversee the operations of the acquired business. The Company's ability to integrate the operations of acquired businesses is essential to its future success. There can be no assurance as to the Company's ability to integrate new businesses nor as to its success in managing the significantly larger operations resulting therefrom. Additionally, amortization of intangible assets recorded as a result of the acquisitions will have a significant impact on future operating results. During 1997 and 1998, the Company closed the stores acquired from JBI (see "Management's Discussion and Analysis" and Note 11 to the audited financial statements included herein.)


Recoverability of Intangible Assets

The Company has recorded significant intangible assets in connection with certain acquisitions. Applicable accounting standards require the Company to review long-lived assets (such as goodwill and other identifiable intangible assets) to be held and used by the Company for impairment whenever events or changes in circumstances indicate that the carrying values of those assets may not be recoverable. In the fourth quarter 1997, the Company recorded a provision for impairment and store closures totaling $1,837,000. Of this amount, approximately $323,000 related to goodwill and other intangible assets related to stores acquired which have been closed (see "Management's Discussion and Analysis" and Note 11 to the audited financial statements included herein.) While management believes goodwill and other identifiable intangible assets recorded as of November 30, 1997 to be fairly stated, there is no assurance that an additional charge to write down assets will not be required in the future. Any such charge could have a material effect on the Company's financial results.


Rapid Growth

The Company has grown significantly during the past year, both internally and through acquisitions, and expects to continue its growth in franchising and licensed product distribution to continue in the future. The opening and success of franchise Big Apple Bagels, Brewster's Coffee and My Favorite Muffin stores will depend on various factors, including customer acceptance of these concepts in new markets, the availability of suitable sites, the negotiation of acceptable lease or purchase terms for new locations, permit and regulatory compliance, the ability to meet construction schedules, the financial and other capabilities of the Company and its franchisees, the ability of the Company to successfully manage this anticipated expansion and to hire and train personnel, and general economic and business conditions. Not all of the foregoing factors are within the control of the Company.

The Company will continue to require the implementation of enhanced operational and financial systems and additional management, operational, and financial resources. Failure to implement these systems and add these resources could have a material adverse effect on the Company's results of operations and financial condition. There can be no assurance that the Company will be able to manage its expanding operations effectively or that it will be able to maintain or accelerate its growth.


Terms of Credit Facility and Availability of Capital

In April 1997, the Company entered into a secured $2 million line of credit facility with a bank which expires December 31, 1998. The line is secured by substantially all of the assets of the Company and requires, among other things, that the Company maintain minimum net worth of $8 million and a compensating cash balance of $250,000. In February 1998, the Company fell below the compensating cash balance requirement and obtained a waiver from the bank to lower the requirement to $150,000 for 60 days expiring April 25, 1998. While the Company has a plan in place to achieve and maintain the compensating cash balance requirements, there can be no assurance that this will be successful nor can there be assurance that, if required, the Company will be able to obtain additional waivers from the bank. See Management's Discussion and Analysis and Note 5 of the audited financial statements included herein.

Although the Company believes that its cash flows from current operations and current financing arrangements will provide sufficient working capital to enable the Company to meet operating requirements and compensating cash balance requirements for the foreseeable future, there can be no assurance that no additional financing will be required, that the Company will be able to obtain any required additional financing that may be required, or that such financing, if obtained, will be on terms favorable or acceptable to the Company. Any future equity financing may result in dilution to holders of the Common Stock and any future debt financing may reduce earnings. If the Company is unable to secure additional financing when needed, or at all, it could be required to significantly reduce the scope of its existing operations, or even to discontinue operations.


Dependence on Franchisees

The Company has historically received a significant portion of its revenues from initial franchise fees and continuing royalty payments from franchisees. Although the Company uses established criteria to evaluate franchisees, there can be no assurance that franchisees will have the business ability or access to financial resources necessary to successfully develop or operate stores in a manner consistent with the Company's concepts and standards. Additionally, no assurance can be given that desirable locations and acceptable leases can be obtained by franchisees. Should the Company's franchisees encounter business or operational difficulties, the Company's revenues will be adversely affected. The poor performance of any franchisee may also negatively impact the Company's ability to sell new franchises. Consequently, at present, the Company's financial prospects are substantially related to the success of the franchise stores, over which the Company has limited control. There can be no assurance that the Company will be able to successfully attract new franchisees or that the Company's franchisees will be able to successfully develop and operate stores.

Although the Company monitors franchisees' compliance with ongoing obligations on the basis of weekly revenue, and the Company's standard franchise agreement also grants the Company the right to audit the books and records of franchisees at any time, no assurance can be given that all franchisees will operate their stores in accordance with the Company's operating guidelines and in compliance with all material provisions of the franchise agreement, and the failure of franchisees to so operate their stores could have a material adverse impact on the Company's business. The franchise agreement gives the Company the choice of seeking legal remedies, which could be time-consuming and expensive, and terminating the franchisee, which would diminish the Company's revenue until such time, if ever, as a new franchisee replaces the terminated franchisee.


Competition

The food service industry, in general, and the fast food/take-out sector in particular, are highly competitive, and competition is likely to increase. The Company believes that specialty bagel, muffin and coffee retail businesses are growing rapidly and are likely to become increasingly competitive. The Company competes against well-established food service companies with greater product and name recognition and with larger financial, marketing, and distribution capabilities than those of the Company, as well as innumerable local food service establishments that offer products competitive with those offered by the Company. The Company's principal competitors include Bruegger's Bagel Bakery ("Bruegger's"), Chesapeake Bagel Bakery ("Chesapeake") and Einstein/Noah Bagel Corp. ("Einstein"). In addition, other fast-food service providers, such as Dunkin' Donuts, have recently added bagels to their product offerings. Any increase in the number of food service establishments in areas where the Company's or its franchisees' sites are located could have a material adverse effect on the Company's sales and revenues. The Company competes for qualified franchisees with a wide variety of investment opportunities both in the food service business and in other industries. Investment opportunities in the bagel store business include competing franchises offered by Bruegger's, Chesapeake and Einstein as well as operators of individual stores and multi-store chains.


Food Service Industry

Food service businesses are often affected by changes in consumer tastes, national, regional, and local economic conditions, demographic trends, traffic patterns, and the type, number, and location of competing restaurants. Multi-unit food service chains, such as the Company's, can also be substantially adversely affected by publicity resulting from problems with food quality, illness, injury, or other health concerns or operating issues stemming from one store or a limited number of stores. Such businesses are also subject to the risk that shortages or interruptions in supply caused by adverse weather or other conditions could negatively affect the availability, quality, and cost of ingredients and other food products. In addition, factors such as inflation, increased food and labor costs, regional weather conditions, availability and cost of suitable sites and the availability of experienced management and hourly employees may also adversely affect the food service industry in general and the Company's results of operations and financial condition in particular.


Government Regulation

The Company is subject to the Trade Regulation Rule of the Federal Trade Commission (the "FTC") entitled ``Disclosure Requirements and Prohibitions Concerning Franchising and Business Opportunity Ventures'' (the "FTC Franchise Rule") and state and local laws and regulations that govern the offer, sale and termination of franchises and the refusal to renew franchises. Continued compliance with this broad federal, state and local regulatory network is essential and costly, and the failure to comply with such regulations may have a material adverse effect on the Company and its franchisees. Violations of franchising laws and/or state laws and regulations regulating substantive aspects of doing business in a particular state could limit the Company's ability to sell franchises or subject the Company and its affiliates to rescission offers, monetary damages, penalties, imprisonment and/or injunctive proceedings. In addition, under court decisions in certain states, absolute vicarious liability may be imposed upon franchisors based upon claims made against franchisees. Even if the Company is able to obtain insurance coverage for such claims, there can be no assurance that such insurance will be sufficient to cover potential claims against the Company.


Dependence on Personnel

The Company's ability to develop and market its products and to achieve and maintain a competitive market position depends, in large part, on its ability to attract and retain qualified food marketing personnel and franchisees. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract and retain such personnel. In November 1997, the Chief Financial Officer resigned from the Company. The Company is in the process of hiring a qualified replacement.


Trademarks/Service Marks

The trademarks and service marks used by the Company contain common descriptive English words and thus may be subject to challenge by users of these words, alone or in combination with other words, to describe other services or products. Some persons or entities may have prior rights to those names or marks in their respective localities. Accordingly, there is no assurance that such marks are available in all locations. Any challenge, if successful, in whole or in part, could restrict the Company's use of the marks in areas in which the challenger is found to have used the name prior to the Company's use. Any such restriction could limit the expansion of the Company's use of the marks into that region, and the Company and its franchisees may be materially and adversely affected.


Potential Effects of Antitakeover Provisions

The Company is authorized to issue up to 4,000,000 shares of preferred stock, 78,710 shares are issued and outstanding as of November 30, 1997. The remaining authorized preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by shareholders. The issuance of any preferred stock could adversely affect the rights of the holders of Common Stock, and specific rights granted to holders of preferred stock could restrict the Company's ability to merge with or sell its assets to a third party, thereby preserving control of the Company by its then owners.

Certain provisions of the Illinois Business Corporation Act (the "Illinois Act") restrict a publicly-held corporation from engaging in a "business combination" with an "interested shareholder" or its affiliates, unless the business combination is approved by the Board of Directors or by a supermajority vote of the shareholders. These provisions of the Illinois Act could delay and make more difficult a business combination even if the business combination could be beneficial to the interests of the Company's shareholders.


Possible Depressive Effect on Price of Common Stock from Future
Sales of Common Stock

As of February 27, 1998, 1,116,343 shares of Common Stock are issuable from time to time pursuant to the terms of the Company's outstanding Series A Convertible Preferred Stock and related warrants issued to the holders of the Company's Series A Convertible Preferred Stock and to the placement agent for such stock. Upon issuance, the shares will be freely tradeable. In addition, the Company intends to file a registration statement covering the shares of Common Stock issuable under its Incentive Plan and Directors Plan, pursuant to which such shares, when issued, will be freely tradeable, except to the extent held by officers and directors who are limited to resale by Rule 144.
The sale, or availability for sale, of substantial amounts of Common Stock in the public market subsequent to this offering, plus the offerings described above, could materially adversely affect the market price of the Common Stock and could impair the Company's ability to raise additional capital through the sale of its equity securities or debt financing.


Effects of Delisting From Nasdaq SmallCap Market

If the Company fails to maintain the qualification for its Common Stock to trade on the Nasdaq SmallCap Market, its Common Stock could be delisted from Nasdaq. In such event, trading, if any, in such securities would be thereafter be conducted in the over-the-counter markets in the so-called "pink sheets" or the National Association of Securities Dealer's "Electronic Bulletin Board." Consequently, the liquidity of the Company's securities would likely be impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of the transactions, reduction in security analysts' and the news media coverage, if any, of the Company, and the lower prices for the Company's securities than might otherwise prevail.


Penny Stock Regulation

In the event the Company's securities are delisted from the Nasdaq SmallCap Market, as described above, the Company's securities could become subject to the rules and regulations under the Securities Exchange Act of 1934 relating to "penny stocks" (the "Penny Stock Rule"), which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and certain institutional investors. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or authorized for quotation on the Nasdaq system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). For transactions covered by the Penny Stock Rule, a broker-dealer must, among other things, make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the Penny Stock Rule may reduce the level of trading activity in the secondary market for the Company's securities, may adversely effect the ability of broker-dealers to sell the Company's securities and may adversely affect the ability of purchasers in this offering to sell any of the securities acquired hereby in the secondary market.


RECENT BUSINESS ACQUISITIONS

In January 1997, the Company completed the acquisition of JBI, and affiliate, franchisees of the Company, operating a total of four stores in southern California. The total purchase price paid was $770,000, including $120,000 related to a noncompetition agreement with the former owners of JBI and was paid in part through the forgiveness of notes receivable and other receivables from JBI of approximately $486,000. The stores acquired were closed in 1997 and 1998 (see "Management's Discussion and Analysis" and Note 11 to the audited financial statements included herein.)

On May 13, 1997 the Company acquired My Favorite Muffin Too, Inc., a New Jersey corporation. MFM franchised and operated muffin and bagel specialty retail stores concentrated primarily in the Eastern United States and Florida, and had 60 franchise and 5 company-operated units in operation. MFM was merged into BAB Acquisition Corporation, a wholly-owned subsidiary of the Company, with MFM being the surviving entity. The acquisition through merger was completed by exchanging 150 shares of MFM stock held equally by Owen Stern, Ruth Stern and Ilona Stern (the "Sellers"), for 432,608 shares of the Company's common stock, restricted as to transfer until January 1, 1999, and $259,000 in cash to the Sellers. In addition to current liabilities, the Company has assumed approximately $350,000 of MFM's existing bank debt. The Company has retained two of the three Sellers as employees of the Company pursuant to employment contracts, through May 8, 2001 for Owen Stern, and through May 8, 2000 for Ruth Stern. Total revenue of MFM was $2.7 million for the year ended December 31, 1996. (See "Management's Discussion and Analysis")


LOCATIONS

The following table sets forth the states and provinces in which the Company's units were located as of November 30, 1997
(exclusive of 6 Company-owned units which were closed during the first quarter of 1998):

                     COMPANY
STATE/PROVINCE        OWNED    FRANCHISED  LICENSED  TOTAL
---------------      -------   ----------  --------  -----

UNITED STATES:
California (i)          8          2                   10
Colorado                           8                    8
Connecticut                        5                    5
Florida                            9           6       15
Georgia                            3           2        5
Illinois (ii)           3         44                   47
Indiana                            6                    6
Iowa                               7                    7
Kansas                             1                    1
Kentucky (ii)                      3                    3
Massachusetts                      1                    1
Michigan                          13           5       18
Minnesota                          4           1        5
Nebraska (ii)           1          1                    2
Nevada                             3           5        8
New Jersey              2         15          10       27
New York                           3          12       15
North Carolina                                 3        3
Ohio                    2         12                   14
Oregon                             1                    1
Pennsylvania            5          9           1       15
Rhode Island                       2                    2
South Carolina                     1                    1
Texas                              5                    5
Utah                               2                    2
Washington                         2                    2
West Virginia                      1                    1
Wisconsin               7         15           1       23
CANADA:
British Columbia                   1           1        2
Ontario                            3                    3
                     -----     ------       -----    -----
Total                  28        182          47      257
                     =====     ======       =====    =====

 (i) Does not include 3 Company-owned stores which were closed during the first quarter of fiscal 1998.
(ii) Does not include 1 Company-owned store which was closed during the first quarter of fiscal 1998.


STORE OPERATIONS

BIG APPLE BAGELS--Big Apple Bagels franchised and Company-owned stores daily bake "from scratch" over 18 varieties of fresh bagels and prepare up to 18 varieties of cream cheese spreads. Licensed units under Host Marriott, and Choice Picks Food Courts, serve the Company's par-baked frozen bagel products, freshly
baked daily.   Stores also offer a variety of breakfast and lunch
bagel sandwiches, soups, various dessert items, and gourmet
coffees and other beverages.   A typical Big Apple Bagels
franchise or Company-owned store is located within a three-mile radius of at least 25,000 residents in an area with a mix of both residential and commercial properties. The average Company-owned or franchised store ranges from 1,500 to 2,000 square feet. The Company's current store design is approximately 2,000 square feet, with seating capacity for 30 to 40 persons and includes 750 square feet devoted to production and baking. A satellite store is typically smaller than a production store, averaging 600 to 1,000 square feet. Although franchise stores may vary in size from Company-owned stores, and from other franchise stores, store layout is generally consistent. Licensed units are generally located in airports, travel plazas, hotels, and universities.

MY FAVORITE MUFFIN--My Favorite Muffin franchised and Company-owned stores bake 20-25 varieties of muffins daily, from over 400 recipes, plus a variety of bagels. They also serve gourmet coffees, beverages and, at My Favorite Muffin and Bagel Caf, locations, a variety of bagel sandwiches and related products. While a number of MFM units are located in shopping mall locations with minimal square footage of 400-800 square feet, the typical strip mall prototype unit is approximately 2,000 square feet with seating for 30 to 40 persons. A typical MFM franchise or Company-owned store is located within a three-mile radius of at least 25,000 residents in an area with a mix of both residential and commercial properties.

BREWSTER'S COFFEE--Brewster's Coffee franchised and Company-owned units serve a variety of arabica bean coffees, both freshly brewed and in bulk, and related products such as bagels, muffins and other beverages. The typical Brewster's location is approximately 1,500 square feet and offers seating for 20-30 persons and is generally located in high traffic urban or suburban locations.


FRANCHISING

The Company requires payment of an initial franchise fee per store, plus a 5% royalty on net sales. Additionally, Big Apple Bagels ("BAB") franchisees are members of a national marketing fund requiring a 2% contribution based on net sales. MFM franchisees pay a 1% net sales contribution to a national marketing fund. The Company currently requires a franchise fee of $25,000 on a franchisee's first BAB or MFM store. The fee for subsequent production stores is $20,000 and $15,000 for satellite stores. The initial franchise fee for a franchisee's first Brewster's store is $17,500, with a fee of $15,000 for the second and third stores and $13,500 for the fourth store and any additional stores.

The Company's franchise agreements provide a franchisee with the right to develop one store at a specific location. Each franchise agreement is for a term of ten years with the right to renew. A franchisee is required to be in operation not later than ten months following the signing of the franchise agreement.

Area development agreements, which may be granted to new or existing franchisees, provide that a franchisee may open a predetermined number of concept stores within a defined geographic area (an "Area of Exclusivity"). The Area of Exclusivity is negotiated prior to the signing of the area development agreement and varies by agreement as to size of the area, the number of BAB stores required, and the schedule for store development and opening. The Company's current area development fee is $5,000 per store to be developed. As additional franchise agreements are executed, additional franchise fees are collected. The area development fee is not refundable if no franchise agreement is executed.

The Company is currently in the process of revising its Uniform Franchise Offering Circular to provide for, among other things, the opportunity for prospective franchisees to enter into a preliminary agreement for their first production store. This agreement enables a prospective franchisee a period of 60 days in which to locate a site. The fee for this preliminary agreement is $10,000. If a site is not located and approved by the franchisor within the 60 days, the prospective franchisee will receive a refund of $7,000. If a site is approved, the entire $10,000 will be applied to toward the initial franchise fee. The Company anticipates that this preliminary agreement will help to increase the number of franchise agreements sold. See also "Government Regulation."

The Company currently advertises its franchising opportunities at franchise trade shows, directories, newspapers and business opportunity magazines worldwide. In addition, a substantial number of prospective franchisees contact the Company as a result of patronizing an existing store.

In February 1997, the Company entered an agreement with Franchise Mortgage Acceptance Company, LLC ("FMAC") of Greenwich, Connecticut to provide financing to qualified existing franchisees for the purpose of adding second or subsequent units. FMAC has reserved a total of $25 million for the program, which is expected to assist in increasing the number of units in the
Company's franchise system.   Pursuant to the agreement, the
Company guarantees up to 10% of the amount funded by FMAC in each 12-month period commencing from the date the first financing is funded. As of November 30, 1997, FMAC has advanced funds totaling $438,000 to franchisees.


COMPETITION

The quick service restaurant industry is intensely competitive with respect to product quality, concept, location, service and price. There are a number of national, regional and local chains operating both owned and franchised stores which may compete with the Company on a national level or solely in a specific market or region. The Company believes that because the industry is extremely fragmented, there is a significant opportunity for expansion in the bagel, muffin and coffee concept chains.

The Company believes that the most direct competitors of its bagel concept units are Bruegger's, Chesapeake, and Einstein's, all of which are also franchisors. There are several other regional bagel chains with fewer than fifty stores, all of which may be expected to compete with the Company. There is currently not a major national competitor in the muffin business, but there are a number of local and regional operators. Additionally, the Company competes directly with a number of national, regional and local coffee concept stores and brandnames.

The Company competes, and can be anticipated to compete, against numerous small independently-owned bagel bakeries and fast food restaurants, such as Dunkin' Donuts, that offer bagels and muffins as part of their breakfast food offerings and supermarket bakery sections. In particular, the Company's bagels compete against Lenders Bagels and other brands of fresh and frozen bagels offered in supermarkets. Certain of these competitors may have greater product and name recognition and larger financial, marketing and distribution capabilities than the Company. In addition, the Company believes that the startup costs associated with opening a retail food establishment offering similar products on a stand-alone basis are competitive with the startup costs associated with opening its concept stores and, accordingly, such startup costs are not an impediment to entry into the retail bagel, muffin or coffee businesses.

The Company believes that its stores compete favorably in terms of taste, food quality, convenience, customer service, and value, which the Company believes are important factors to its targeted customers. Competition in the food service industry is often affected by changes in consumer taste, national, regional, and local economic and real estate conditions, demographic trends, traffic patterns, the cost and availability of labor, consumer purchasing power, availability of product, and local competitive factors. The Company attempts to manage or adapt to these factors, but not all such factors are within the Company's control and such factors could cause the Company and some or all of its area developers and franchisees to be adversely affected.

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

TRADEMARKS AND SERVICE MARKS

The trademarks and service marks "Big Apple Bagels," "Brewster's Coffee" and "My Favorite Muffin" are registered under applicable federal trademark law. These marks are licensed by the Company to its franchisees pursuant to franchise agreements, and the Company has licensed the "Big Apple Bagels" mark to Big Apple Bagels, Inc., a corporation which is wholly-owned by Paul C. Stolzer, a principal shareholder and a former director and president of the Company. Mr. Stolzer currently serves as a consultant to the Company.

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

The Company's franchising operations are subject to regulation by the Federal Trade Commission (the "FTC") under the Uniform Franchise Act which requires, among other things, that the Company prepare and periodically update a comprehensive disclosure document known as a Uniform Franchise Offering Circular ("UFOC"), in connection with the sale and operation of its franchises. In addition, some states require a franchisor to register its franchise with the state before it may offer a franchise to a prospective franchisee. The Company believes its UFOCs, together with any applicable state versions or supplements, complies with both the FTC guidelines and all applicable state laws regulating franchising in those states in which it has offered franchises.

The Company is also subject to a number of state laws, as well as foreign laws (to the extent it offers franchises outside of the United States), that regulate substantive aspects of the franchisor-franchisee relationship, including, but not limited to, those concerning termination and non-renewal of a franchise.


EMPLOYEES

As of November 30, 1997, the Company employed 537 persons. Of these individuals, 483 work in the Company-owned stores and the majority are part-time employees. The remaining employees are responsible for oversight of franchising and Company-store operations. In November 1997, the Chief Financial Officer resigned from the Company. The Company is in the process of hiring a qualified replacement. None of the Company's employees is subject to any collective bargaining agreements and management considers its relations with its employees to be good.


YEAR 2000 ISSUES

The year 2000 issue relates to the fact that computer software often was written using two rather than four digits to represent an applicable year; accordingly, software might recognize a date using "00" as the year 1900 rather than as the year 2000. This could result in a system failure or miscalculations causing disruptions of operations.

The Company utilizes hardware and software systems which are commercially available products and are year 2000 compliant. The Company anticipates incurring certain costs related to the upgrade and replacement of existing systems in the normal course of business. These costs are not anticipated to be significant.


ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

The Company's principal executive office, consisting of approximately 7,300 square feet, is located in Chicago, Illinois and is leased pursuant to two leases, expiring in March 2000 and June 1999. The Company believes that these facilities will be adequate to meet its needs for the remainder of the term of the two leases. As a result of the My Favorite Muffin acquisition, the Company assumed a lease on approximately 6,600 square feet of office space used as the former MFM corporate headquarters, expiring in September 2000. In October 1997, the Company entered into 2 agreements to sublease the entire facility. These sublease agreements expire in March 2000 and September 2000,
respectively.    Additionally, the Company leases space for each
of its Company-owned stores. Lease terms for these stores are generally for initial terms of five years and contain options for renewal for one or more five-year terms. See Note 6 to the Company's Consolidated Financial Statements contained herein for further information.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

On April 16, 1996, the Company filed an arbitration action against a franchisee alleging breach of its franchise agreement for refusal to submit required sales reports and pay royalty fees and contributions to the national marketing fund. The franchisee filed suit in the Circuit Court of Cook County, Illinois against the Company and its officers and directors on April 19, 1996. The franchisee alleged that the Company misrepresented the initial investment required to establish a store and made untrue and unauthorized earnings claims in violation of the Illinois Franchise Disclosure Act. Plaintiffs sought rescission of the franchise agreement, damages of $600,000 and punitive damages in the amount of $6,000,000. On May 28, 1996, management filed a motion to stay litigation in order to compel the plaintiffs to have their claims heard in arbitration as required by the provisions of the franchise agreement. The hearing was held over seven days and resulted in an award in favor of the Company. In January 1998, the Company was awarded all past due royalty fees and amounts owed to the national marketing fund plus accrued interest thereon and the franchisees counterclaim was rejected. The Company is in the process of enforcing the award in court.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

During the fourth quarter of the fiscal year ended November 30, 1997, no matter was submitted to a vote of security holders.



                             PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
---------------------------------------------------------------------

The following table sets forth the quarterly high and low sale prices for the Company's Common Stock, as reported in The Nasdaq Stock Market's Small-Cap Market for the two years ended November 30,1997. The Company's Common Stock is traded under the symbol "BAGL." Prices reflect a three-for-two stock dividend paid on April 26, 1996 to holders of record as of April 12, 1996.

                                           LOW           HIGH
                                          -----          ----
   YEAR ENDED NOVEMBER 30, 1996
   First quarter....................      $3.17          $4.50
   Second quarter...................       4.00           9.13
   Third quarter....................       6.25          11.75
   Fourth quarter...................       6.75           9.00
   YEAR ENDED NOVEMBER 30, 1997
   First quarter....................      $3.13	         $8.25
   Second quarter...................       2.50           4.50
   Third quarter....................       2.50           3.63
   Fourth quarter...................       1.06           3.63

As of February 17, 1998, the Company's Common Stock was held of record by 171 holders. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners. The Company estimates that the number of beneficial owners of its common stock at February 10, 1998 is 2,400, based upon information provided by a proxy services firm.


DIVIDEND POLICY

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


RECENT SALES OF UNREGISTERED SECURITIES

On March 27, 1997, the Company authorized and issued a series of convertible preferred stock which has liquidation and dividend rights senior to that of common stock. See Notes 8 to the Company's Consolidated Financial Statements included herein and
Exhibit 4.4 to the report on Form 10-QSB filed for the quarter ended February 28, 1997 for further information.

On May 13, 1997, the Company issued a total of 432,608 shares of Common Stock to acquire MFM. See Note 10 of the audited financial statements included herein and Form 8-K filed with the Commission on May 28, 1997 (as amended on July 23, 1997 and
December 15, 1997.)


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------
The selected financial data contained herein have been derived from the financial statements of the Company included elsewhere in this Report on Form 10-KSB. The data should be read in conjunction with the consolidated financial statements and notes thereto.

Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding the development of the Company's business, the markets for the Company's products, anticipated capital expenditures, and the effects of completed and proposed acquisitions, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements, which reflect management's analysis only as of the date hereof. Such statements should be read in light of the Risk Factors enumerated herein as well as the other information contained in this Report and other documents filed by the Company with the Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


GENERAL

Since its inception in November 1992, the Company has grown to 28 Company-owned (excluding 6 units identified by management for closing during the first quarter of 1998) and 229 franchised and licensed units at the end of fiscal 1997 from 15 Company-owned and 134 franchised and licensed units at the end of fiscal 1996. System-wide revenues in fiscal 1997 exceeded $57 million compared to $31.5 million in the year ago period. Further, the units added in the acquisition of MFM, contributed approximately $12 million to system-wide sales in the last six months of fiscal 1997. This rapid expansion in operations significantly affects the comparability of results of operations of the Company in several ways, particularly in the significant increase in Company-owned store revenues and related expenses.

The Company's revenues are derived primarily from the operation of Company-owned stores, initial franchise fees and ongoing royalties paid to the Company by its franchisees. Additionally, the Company has significantly increased revenue derived from the sale of licensed products as a result of purchasing trademarks (My Favorite Muffin and Brewster's) and licensing contracts (licenses with Host Marriott), and by directly entering into licensing agreements (Choice Picks Food Courts, Oberweis Dairy and Mrs. Fields Cookies). Additionally, the Company has generated other revenue through the sale of store units to franchisees of the Company. The significant increase in overall revenues (up 124% in fiscal 1997 over fiscal 1996 and up 597% over fiscal
1995) has reduced the dependence on the initial franchise fee as a source of income.

On May 13, 1997, the Company completed the acquisition of MFM. This acquisition added to the Company's existing product offering a premium muffin product and additional points of distribution for its branded bagel and coffee products. It is expected that the introduction of MFM muffin products will enhance the revenue potential of existing bagel stores and result in operating leverage as corporate overhead is spread over additional units (62 franchise and 7 Company-operated units at November 30, 1997.) The Company has reduced the number of MFM employees, subleased the office space which was formerly the MFM headquarters in New Jersey, and has completed the integration of MFM operations into its Chicago, Illinois headquarters. Since the process of integration of MFM products into the Company's existing units does not entail any significant increase in administrative overhead (the Company already has sufficient infrastructure in place to oversee franchisee and Company stores operations) it is expected that the Company will experience improved profitability in fiscal 1998 due to increased retail sales and royalty revenues attributable to these products.

Rapid growth in Company-owned units occurred throughout fiscal 1996 and 1997 --- 13 units were added in fiscal 1996 and over 15 units were added in fiscal 1997 by both development and acquisition. Management believes the Company did not realize the full potential of expected margins from Company-owned store operations during this period. New store operations suffer from low revenues in the early start-up stages of operations and inefficiencies due to continuing training activities of store-level personnel. Similarly, as stores that are opened in the early stages of entering into a specific geographic market, the efficiencies of advertising, promotion and area management are not reached and cause an additional drain on store-level economics until a critical mass of stores is established in that geographic market. Start-up costs related to expenditures incurred prior to opening individual units, which are amortized over the first year of operation of a store, also reduce operating profitability during the early stages of store operations. Stores added which were acquired and converted to Company-owned units, while not generally affected by low early stage revenues, also exhibit inefficiencies in early operations due to initial staff and management turnover and related training issues resulting in higher than normal costs.

During the fourth quarter of fiscal 1997, management identified certain under-performing stores which were operating at a loss and which, based on the estimated future cash flows, were considered to be impaired. Four of the seven stores which were considered to be impaired were located in the Southern California market. In accordance with the Financial Accounting Standards Board Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the Emerging Issues Task Force Issue No. 94-3, "Liability Recognition of Costs to Exit an Activity", management recorded a provision for impairment of assets and store closures which totaled approximately $1,837,000. Approximately $1,333,000 represents a non-cash write-down of property, plant and equipment and goodwill associated with these units and the remainder represents a reserve for store closure costs. One store was closed during fiscal 1997 and the remaining units were closed during the first quarter of 1998. Management anticipates that the store closings will not only improve cash flow from remaining Company-store operations but will also improve the profitability of operations overall. The 6 stores identified as impaired as of November 30, 1997, but which were not closed until fiscal 1998, are not included as units in operation as the fair value of the assets has been reclassified as "Assets Held for Resale" in the November 30, 1997 audited financial statements incorporated herein.

In September 1996, the Company signed an agreement to purchase the operations of Chesapeake, an operator and franchisor of approximately nine company-owned and 134 franchise Chesapeake Bagel Bakery specialty bagel retail stores. This acquisition was not completed due to the Company's inability to secure financing on acceptable terms. As a result of the failure to complete this acquisition, the Company recorded a write-off of approximately $651,000 in the fourth quarter of fiscal 1996, consisting primarily of accounting, legal, printing, placement agent expenses and filing fees associated with the acquisition and a placement of common stock which, if completed, would have provided the required financing. Management believes that while the uncompleted acquisition of Chesapeake diverted management and operational attention during the second half of 1996, the Company's existing operations and strategic acquisitions made in 1997, including the MFM acquisition noted above, have the potential to replace the strategic advantage the Company believed would have been obtained with Chesapeake acquisition.

With the increase in both franchise, licensed and Company-owned operations and with the acquisition of MFM, the Company has experienced increases in payroll, occupancy and overhead costs in the corporate offices. At November 30, 1997, the Company had 54 employees at the corporate level who oversee operations of the franchise, licensed and Company-owned store operations, up from 21 at the end of 1995, and 33 at the end of fiscal 1996. While these costs have increased, they have decreased as a percentage of total revenues, and management expects that these costs will further decline as a percentage of revenue as additional franchise and Company-owned units are added. Additionally, as the Company approximately doubled the space at the corporate headquarters in late 1996 through subletting an office suite adjacent to the Company's existing offices, it is anticipated that the Company will not require additional office facilities in fiscal 1998. The Company believes it is in a position to leverage selling, general and administrative expenses against increased revenues anticipated in fiscal 1998.


RESULTS OF OPERATIONS

The following table sets forth, for the fiscal years 1997 and 1996, revenue by type and as a percentage of total revenue during the year, along with the change from 1996 (in thousands):

                                       Year ended November 30,
                              -----------------------------------------
                                   1997           1996       Inc.(Dec.)
                              --------------  -------------  ----------
   Selected Revenue Data:
   Company-owned stores.....   $9,846  69.5%  $3,484  55.1%    $6,362
   Royalty fees from
     franchise stores.......    2,367  16.7%   1,403  22.2%       964
   Franchise and area
     development fees.......    1,005   7.1%   1,024  16.2%       (19)
   Licensing fees and
     other income...........      948   6.7%     413   6.5%       535
                              ------- ------  ------ ------    ------
   Total                      $14,166 100.0%  $6,324 100.0%    $7,842
                              ======= ======  ====== ======    ======


FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

Total revenues increased 124% to $14,166,000 in 1997 from $6,324,000 the prior year. This increase was driven primarily by the increase in Company-owned store revenues which accounts for 69.5% of total revenue in 1997 up from 55.1% in the prior year. The Company added 13 Company-owned units during the year bringing the total to 28 in operation at November 30, 1997, exclusive of those units identified as impaired. Royalty fees from franchise stores increased to $2,367,000 in 1997 from $1,403,000 principally due to the addition of the 60 MFM franchised units in May 1997. Franchise and area development fee revenue remained relatively flat from the year-ago period and is attributed to legal and geographical restrictions in selling franchise agreements during the last half of fiscal 1996 while the Company was involved in the acquisition of Chesapeake. For over six months the Company was unable to complete franchise sales in certain key markets while updating franchise offering circulars and attempting to minimize territorial disputes with existing Chesapeake area developers. Finally, licensing fees and other income more than doubled in fiscal 1997 from the previous year as the Company continued to develop various nontraditional channels of distribution, including commissions received on the sale of Brewster's Coffee to its franchisees and licensees, fees paid by Host Marriott licensed units based on retail sales, and commissions received from a third party commercial baker on sales of par-baked Big Apple Bagels to all licensed units.

Food, beverage and paper costs incurred at the Company-owned stores rose by 170.9% from the prior year compared to a 182.6% increase in sales principally due to the greater number of units in operation during the current fiscal year (34 units, including those identified as impaired, at November 30, 1997 versus 15 at November 30, 1996.) However, store payroll and other operating expenses increased by over 234.2%. The Company is aggressively working to improve store level profitability and accordingly, in the fourth quarter, determined that it was necessary to close stores that were generating negative cash flow and which, in management's opinion, would not reach acceptable levels of profitability within the foreseeable future. One such store was closed in the fourth quarter of 1997 and the remaining six stores were closed in fiscal 1998. Management is currently in the process of selling equipment to franchisees and attempting to sublease or otherwise eliminate its commitment under these facility leases. Additionally, on November 30, 1997, the Company sold two Company-owned units to an existing franchisee in the Milwaukee, Wisconsin market. Subsequent to year end, the Company sold one unit to a franchisee in the Lincoln, Nebraska market and the other Company-owned store in that geographic market was closed in 1998. Strategic decisions to close or sell certain units have substantially been completed during the first quarter of 1998; accordingly, management anticipates that Company-owned store revenues should contribute more significantly to profitability throughout fiscal 1998. Finally, as of February
28, 1998, over 75% of the remaining Company-owned units have now been opened for greater than one year which is expected to lessen certain expenses related to employee training and related start-up inefficiencies.

As identified above, the decision to close under-performing stores resulted in the recognition of a fourth quarter 1997 charge of approximately $1,837,000, or $0.24 per share for the fourth quarter ($0.25 per share for the fiscal year). Approximately 73% of this charge to net income, or $1,333,000, represents a non-cash write-down of property, plant and equipment and associated goodwill to fair market value. The remainder represents a reserve established to accrue for future noncancelable lease obligations plus the costs to close the stores. See Note 11 to the audited financial statements included herein.

Selling, general and administrative expenses increased by $3,248,000 to $6,566,000 but continue to decrease as a percentage of overall revenues. The increasing base of Company-owned and franchised stores has resulted in a favorable trend with respect to overhead costs --- fiscal year 1997 costs represented 46.4% of revenues, fiscal year 1996 costs represented 52.5% of revenues and fiscal year 1995 costs represented 97.4 of revenues. Payroll-related expenses increased by $721,000. Depreciation and amortization increased by 293% due to the significant increase in Company-owned store depreciation and amortization and the amortization of intangible assets acquired including goodwill, franchise contract and other contract rights, non-competition agreements, and trademarks acquired in the Company's various acquisitions. Other selling, general and administrative expenses increased 136.7% due to the increase in office space at the corporate headquarters as well as insurance and other expenses associated with the support of the increased corporate headcount. Excluding depreciation and amortization, fiscal 1997 selling, general and administrative expenses were less than 35.8% of total revenues compared to 46.4% in the year ago period as the Company continues to experience operating leverage from its increasing revenue base.

Loss from operations was $3,406,000 in fiscal 1997 versus $621,000 in fiscal 1996. Interest income decreased to $75,000 in fiscal 1997 from $317,000 in the prior year due to the lower average cash and cash equivalent balances on hand throughout the current year. In 1996, the Company had just received the proceeds from its initial public offering and invested the proceeds in interest bearing securities generating significant interest income. Interest expense was $75,000 during 1997 versus $4,000 in 1996 as a result of the Company's borrowing on the Company's credit facility.

The net loss totaled $3,402,000 in fiscal 1997 versus a net loss of $321,000 for fiscal 1996. During fiscal 1997, the Company issued 87,710 shares of convertible preferred stock (the Preferred Stock) and recorded preferred dividends associated with this security of over $648,000 resulting in a net loss attributable to common shareholders of $4,050,000 for the fiscal year. Approximately $387,000 of the preferred dividend is attributable to the 15% discount available to holders of the Preferred Stock in acquiring Common Stock upon ultimate conversion. Such discounts result in dividends under generally accepted accounting principles and no additional preferred dividends will accumulate related to this conversion
discount.   The Company was additionally obligated to issue
warrants to purchase two shares of Common Stock for each share of Preferred Stock on August 1, 1997. The value of these two-year warrants was additionally recorded as a preferred stock dividend accumulated of $138,000. As fully recognized in August 1997, no additional preferred dividends will accumulate related to either the conversion discount or the warrants. See Note 9 of the audited financial statements included herein.

Net loss per share for fiscal 1997 was $0.55 per share ($0.53 diluted loss per share) versus net loss per share for fiscal 1996 of $0.04 per share ($0.04 diluted loss per share.)

On a pro forma basis, had the acquisitions of MFM, JBI, Strathmore, BUI and Danville occurred at the beginning of fiscal 1996, revenues for fiscal 1997 would have been $15,421,000 representing a 29% increase from $11,985,000 in fiscal 1996, attributable primarily to the increase in franchised and Company-owned units acquired in MFM. Net loss on a pro forma basis for 1997 and 1996 would have been $3,500,000 and $616,000, respectively. This increase is related to the write-off of long-lived assets recorded in fiscal 1997 and other factors noted above, as well as inefficiencies in selling, general and administrative expenses implicit in comparing on a pro forma basis costs incurred by entities acquired prior to the acquisitions by the Company. Pro forma net loss per share would have been approximately $0.54 and $0.08 for the fiscal years ended November 1997 and 1996, respectively.


LIQUIDITY AND CAPITAL RESOURCES

During the year ended November 30, 1997, cash used for operating activities was $1,220,000 compared to $69,000 provided from operating activities in the prior fiscal year. Cash used in operating activities in fiscal 1997 is attributable to an overall increase in accounts receivables, inventories, and prepaids due to the increased number of Company-owned and franchised stores in operation. Additionally, notes receivable obtained in the sale of Company-owned stores and in exchange for a master franchise agreement contributed to the overall use of cash in operating activities.

Cash used for investing activities during 1997 totaled $3,814,000 which consisted primarily of $3,795,000 used for the purchase of property, plant and equipment associated with the acquisition and development of 20 Company-owned units. During fiscal 1996, cash used for investing activities of $6,422,000 of which $2,512,000 was used in the purchase of property, plant and equipment primarily for new Company-owned store construction during the year. Business acquisitions during the year required $2,474,000 in cash, including $991,000 related to BUI, $880,000 related to Strathmore and $603,000 related to Danville. The purchase of the Brewster's trademark and other rights required $171,000 in fiscal 1996.

Financing activities provided a total of $3,261,000 during fiscal 1997. In April 1997, the Company completed the sale of 87,710 shares of $25.00 Preferred Stock in a private placement to qualified investors, netting approximately $2 million after placement agent commissions and fees. Additionally, in April 1997, the company entered into a $2 million secured line of credit agreement (the "Credit Facility") with a bank expiring in December 1998. Maximum borrowing under the credit facility is limited to a borrowing base of 80% of accounts receivable under 90 days and 40% of equipment costs. Interest is payable monthly at prime plus 1% (9.5% at November 30, 1997) with principal due upon maturity at December 31, 1998. In July 1997, the Company borrowed $356,000 on its Credit Facility to retire debt and other borrowings assumed in connection with the MFM acquisition. At November 30, 1997, the Company had $1,676,000 outstanding against the Credit Facility.

The Credit Facility is secured by substantially all of the assets of the Company and requires, among other things, that the Company maintain minimum net worth of $8 million and a compensating cash balance of $250,000. In February 1998, the Company fell below the compensating cash balance requirement and obtained a waiver from the bank to lower the requirement to $150,000 for 60 days expiring April 25, 1998. Management has implemented a plan to increase the cash balances and to remain within compliance of the compensating cash provision of the Credit Facility. This plan includes improvements in cash flow associated with store closures, proceeds from the sale of stores or other assets, reduction of general and administrative expenses, increased collection efforts and potential debt or equity investments by significant shareholders. Management believes these efforts will be sufficient to ensure compliance with the compensating cash balance covenants by April 25, 1998 and for the remainder of the fiscal year.

Financing activities provided a total of $837,000 in 1996, due principally to the exercise in January of the underwriter's over-allotment option from the Company's initial public offering which provided the Company $882,000 after expenses. This amount was reduced by the repayment of long-term obligations during the year of $36,000.

The Company has implemented a strategy which includes closing under-performing Company-owned units, the sale of equipment and fixtures located at these units to its franchisees or to third parties, and the sale of other Company-owned units located in certain geographic markets to franchisees. This action is anticipated to improve profitability and cash flow from the remaining Company-owned units and to generate working capital. The Company believes that improved cash flow from existing operations, the remaining availability on its credit facility, increased collection efforts and the sale of certain assets will be sufficient to fulfill its working capital requirements for the foreseeable future.


ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

The Consolidated Financial Statements and Report of Independent
Auditors is included immediately following.


               Consolidated Financial Statements

                      BAB Holdings, Inc.

            Years ended November 30, 1997 and 1996
             with Report of Independent Auditors

                     BAB Holdings, Inc.

              Consolidated Financial Statements

            Years ended November 30, 1997 and 1996



                         Contents

   Report of Independent Auditors

   Consolidated Financial Statements
      Consolidated Balance Sheets
      Consolidated Statements of Operations
      Consolidated Statements of Shareholders' Equity
      Consolidated Statements of Cash Flows
      Notes to Consolidated Financial Statements

Report of Independent Auditors

The Shareholders and Board of Directors
BAB Holdings, Inc.

We have audited the accompanying consolidated balance sheets of BAB Holdings, Inc. as of November 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BAB Holdings, Inc. at November 30, 1997 and
1996, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




/s/ ERNST & YOUNG LLP
    Chicago, Illinois
    February 27, 1998

                               BAB Holdings, Inc.

                           Consolidated Balance Sheets


                                                        NOVEMBER 30
                                                      1997          1996
                                                -----------   -----------
ASSETS
Current assets:
Cash and cash equivalents,
  including restricted cash of
  $276,678 and $149,232, respectively           $   389,896   $ 2,163,293
Trade accounts receivable, net of allowance
  for doubtful accounts of $217,000
  and $30,000, respectively                         988,992       471,303
National Marketing Fund contributions
  receivable                                        382,432        96,121
Inventories                                         344,424       103,314
Notes receivable                                    203,230       556,143
Amounts due from affiliate                               -         36,347
Deferred franchise costs                             76,805        43,576
Assets held for sale                                170,500             -
Prepaid expenses and other current assets           422,913       216,176
                                                -----------   -----------
Total current assets                              2,979,192     3,686,273

Property, plant, and equipment:
Leasehold improvements                            2,690,940     1,064,648
Furniture and fixtures                              686,542       435,277
Equipment                                         2,513,289     1,335,719
Construction in progress                             80,830       997,383
                                                -----------   -----------
                                                  5,971,601     3,833,027
Less:  Accumulated depreciation                     882,693       299,315
                                                -----------   -----------
                                                  5,088,908     3,533,712

Notes receivable                                    785,065       288,184
Patents, trademarks, and copyrights,
  net of accumulated amortization
  of $56,025 and $21,752, respectively              527,140       545,177
Goodwill, net of accumulated amortization
  of $101,629 and $27,924, respectively           2,599,393     2,511,295
Franchise contract rights, net of
  accumulated amortization of $60,442             2,011,842            -
Other assets, net of accumulated amortization
  of $424,855 and $147,090, respectively            635,706       583,346
                                                -----------   -----------
                                                $14,627,246   $11,147,987
                                                ===========   ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.


                                                     NOVEMBER 30
                                                 1997           1996
                                             ------------    ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                             $  1,603,661    $  1,056,548
Accrued liabilities                               768,977         228,947
Reserve for closed store expenses                 504,203              -
Accrued professional and other services           227,895         289,567
Unexpended National Marketing Fund
  contributions                                   522,722         145,383
Current portion of long-term debt                  26,143           6,375
Deferred franchise fee revenue                    642,000         624,400
                                             ------------    ------------
Total current liabilities                       4,295,601       2,351,220

Long-term debt, less current portion            1,676,895           1,758

Shareholders' equity:
Common stock, no par value; 20,000,000
  shares authorized,7,981,630 shares and
  7,413,069 shares issued, respectively,
  and 7,711,630 and 7,143,069
  outstanding, respectively                    10,908,062      9,218,522
Preferred stock, $0.01 par value; 3,880,000
  shares and 4,000,000 shares authorized,
  respectively, and no shares issued
  and outstanding                                      -              -
Series A Preferred stock, $25.00 par value,
  120,000 shares authorized, 78,710 shares
  issued and outstanding                        1,862,035             -
Treasury stock at cost, 270,000 shares            (17,500)       (17,500)
Additional paid-in capital                      1,368,619      1,010,167
Accumulated deficit                            (5,466,466)    (1,416,180)
                                             ------------    ------------
Total shareholders' equity                      8,654,750       8,795,009
                                             ------------    ------------
                                             $ 14,627,246    $ 11,147,987
                                             ============    ============

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               BAB Holdings, Inc.

                      Consolidated Statements of Operations


                                              YEAR ENDED NOVEMBER 30
                                                1997           1996
                                            -----------    -----------
REVENUES
Net sales by Company-owned stores            $ 9,846,020    $ 3,484,319
Royalty fees from franchised stores            2,367,220      1,402,839
Franchise and area development fees            1,005,545      1,023,331
Licensing fees and other income                  947,658        413,109
                                             -----------    -----------
                                              14,166,443      6,323,598

OPERATING COSTS AND EXPENSES
Food, beverage, and paper costs                3,309,504      1,221,826
Store payroll and other operating expenses     5,859,322      1,753,397
Provision for impairments and store closures   1,836,981             -
Costs of uncompleted business acquisition             -         650,922
Selling, general, and administrative expenses:
   Payroll-related expenses                    2,058,644      1,337,587
   Advertising and promotion                     603,373        365,387
   Professional service fees                     514,319        373,614
   Franchise-related expenses                    232,964        157,990
   Depreciation and amortization               1,490,329        379,266
   Other                                       1,666,659        704,228
                                             -----------    -----------
                                               6,566,288      3,318,072
                                             -----------    -----------
                                              17,572,095      6,944,217
                                             -----------    -----------
Loss from operations                          (3,405,652)      (620,619)
Interest income                                   74,513        316,855
Interest expense                                 (74,651)        (4,530)
Other income (expense)                             3,701        (12,550)
                                             -----------    -----------
Net loss                                      (3,402,089)      (320,844)
Preferred stock dividends accumulated           (648,197)            -
                                             -----------    -----------
Net loss attributable to common
  shareholders                               $(4,050,286)    $ (320,844)
                                             ===========    ===========

Loss per share                               $     (0.55)   $     (0.04)
                                             ===========    ===========
Fully diluted loss per share                 $     (0.53)   $     (0.04)
                                             ===========    ===========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.



                            BAB Holdings, Inc.

              Consolidated Statements of Shareholders' Equity


                                             SERIES A
                         COMMON STOCK     PREFERRED STOCK   TREASURY STOCK
                        SHARES   AMOUNT   SHARES  AMOUNT   SHARES     AMOUNT
                        ---------------   ---------------- --------- -------
Balance as of
  November 30, 1995  6,772,038  $7,903,183    --   $    --  (270,000) $(17,500)
Bond payable
  conversion            75,060     190,989    --        --        --        --
Issuance of common
  stock                382,500     882,350    --        --        --        --
Cashless exercise of
  investor warrant     133,471          --    --        --        --        --
Issuance of common
  stock in
  acquisitions          50,000     242,000    --        --        --        --
Issuance of
  stock options
  in acquisitions           --          --    --        --        --        --
Net loss                    --          --    --        --        --        --
                   -----------  ----------  ----  ---------  --------  -------
Balance as of
  November 30, 1996  7,413,069   9,218,522     --       --   (270,000)  (17,500)
Issuance of common
  stock in
  acquisitions         458,219   1,441,355      --       --       --        --
Termination of options
  issued in connection
  with acquisition          --          --      --       --       --        --
Issuance of
  preferred stock           --          --  87,710 1,558,519      --        --
Issuance of warrants        --          --      --        --      --        --
Preferred dividend
  accumulated               --          --      --   510,668      --        --
Conversion of
  preferred to
  common stock         110,342     248,185  (9,000) (207,152)     --        --
Net loss                    --         --       --        --      --        --
                    ----------  ----------  ------ ----------  ------   ------
Balance as of
  November 30, 1997  7,981,630 $10,908,062  78,710 $1,862,035 (270,000)$(17,500)
                    ========== ===========  ====== ========== ========  =======

                       (WIDE TABLE CONTINUED FROM ABOVE)


                                   ADDITIONAL
                                    PAID-IN      ACCUMULATED
                                    CAPITAL        DEFICIT         TOTAL
                                  -----------    -----------    -----------
Balance as of November 30, 1995    $       --    $(1,095,336)    $6,790,347
Bond payable conversion                    --             --        190,989
Issuance of common stock                   --             --        882,350
Cashless exercise of investor
   warrant                                 --             --             --
Issuance of common stock in
   acquisitions                            --             --        242,000
Issuance of stock options in
   acquisitions                     1,010,167             --      1,010,167
Net loss                                   --       (320,844)      (320,844)
                                  -----------    -----------    -----------
Balance as of November 30, 1996     1,010,167     (1,416,180)     8,795,009
Issuance of common stock
   in acquisitions                         --             --      1,441,355
Termination of options issued
   in connection with
   acquisition                       (125,000)            --       (125,000)
Issuance of preferred stock           386,956             --      1,945,475
Issuance of warrants                  137,529       (137,529)            --
Preferred dividends accumulated            --       (510,668)            --
Conversion of preferred to
   common stock                       (41,033)            --             --
Net loss                                   --     (3,402,089)    (3,402,089)
                                  -----------    -----------    -----------
Balance as of November 30, 1997    $1,368,619   $(5,466,466)   $ 8,654,750
                                  ===========    ===========    ===========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               BAB Holdings, Inc.

                      Consolidated Statements of Cash Flows


                                                       YEAR ENDED NOVEMBER 30
                                                          1997         1996
                                                      -----------   ---------
OPERATING ACTIVITIES
Net loss                                              $(3,402,089)  $(320,844)
Adjustments to reconcile net loss to net cash
 (used for) provided by operating activities:
     Depreciation and amortization                      1,490,329     379,266
     Provision for impairment and closure               1,836,981           -
     Deferred preopening store cost                      (240,927)   (142,867)
     Other                                                      -      11,045
     Changes in operating assets and liabilities:
         Trade accounts receivable                       (432,604)   (447,293)
         National Marketing Fund contributions
            receivable                                   (245,779)    (69,326)
         Inventories                                     (211,614)     (7,926)
         Deferred franchise costs                         (21,319)    (18,338)
         Notes receivable                                (138,632)     (3,682)
         Prepaid expenses and other assets               (215,653)   (180,623)
         Amounts due from affiliate                       (88,653)    (18,321)
         Accounts payable                                 176,318     672,083
         Accrued professional and other services         (178,331)    184,567
         Accrued liabilities                               75,157     121,411
         Unexpended National Marketing Fund
           franchisee contributions                       358,840      87,820
         Deferred franchise fee revenue                    17,600    (178,100)
                                                       ----------    ---------
Net cash (used for) provided by
   operating activities                                (1,220,376)     68,872


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               BAB Holdings, Inc.

                Consolidated Statements of Cash Flows (continued)


                                                      YEAR ENDED NOVEMBER 30
                                                       1997           1996
                                                   ------------   ------------
INVESTING ACTIVITIES
Purchases of property, plant and equipment          $(3,679,705) $(2,512,472)
Sale of property, plant and equipment                    57,400            -
Purchase of Bagels Unlimited                                  -     (990,874)
Purchase of Strathmore                                        -     (879,566)
Purchase of Danville                                          -     (602,988)
Purchase of MFM                                        (115,551)           -
Purchase of trademarks                                  (16,236)    (171,396)
Purchases of other assets                              (120,000)    (143,765)
Loan disbursements                                      (74,201)  (1,254,196)
Loan repayments                                          77,748      183,578
Other                                                    56,440      (50,171)
                                                    -----------  -----------
Net cash used for investing activities               (3,814,105)  (6,421,850)

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock             2,192,750            -
Payment of preferred stock issuance costs              (247,275)           -
Proceeds from issuance of common stock                        -    1,020,000
Payment of common stock issuance costs                        -     (137,650)
Borrowing on line of credit                           1,675,975            -
Debt repayments                                        (364,037)     (35,928)
Other                                                     3,671       (9,160)
                                                    -----------  -----------
Net cash provided by financing activities             3,261,084      837,262
                                                    -----------  -----------
Net decrease in cash and cash equivalents            (1,773,397)  (5,515,716)
Cash and cash equivalents at beginning of year        2,163,293    7,679,009
                                                    -----------  -----------
Cash and cash equivalents  at end of year            $  389,896  $ 2,163,293
                                                    ===========  ===========


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           BAB Holdings, Inc.

               Notes to Consolidated Financial Statements


1.  Basis of Presentation

BAB Holdings, Inc. (the Company) is an Illinois Corporation incorporated on November 25, 1992. The Company has four wholly owned subsidiaries, BAB Operations, Inc. (Operations), BAB Systems, Inc. (Systems), Brewster's Franchise Corporation (BFC), and My Favorite Muffin Too, Inc. (MFM). Systems was incorporated on December 2, 1992, and was primarily established to franchise "Big Apple Bagels" specialty bagel retail stores. Systems has a wholly owned subsidiary, Systems Investments, Inc. (Investments), which was created to operate the first Company-owned Big Apple Bagels store, which, until December 1995, also operated as the franchise training facility. Investments also owned a 50% interest in a joint venture which operated a franchise satellite store. During fiscal 1997, the stores operated by Investments and by the joint venture were sold and are currently operating as franchised stores. Operations was formed on August 30, 1995, primarily to operate Company-owned stores, currently, "Big Apple Bagel" and "Brewster's Coffee" concept stores, including one which currently serves as the franchise training facility. BFC was established on February 15, 1996, to franchise "Brewster's Coffee" concept coffee stores. MFM, a New Jersey Corporation, was acquired on May 13, 1997. MFM franchises and operates Company-owned "My Favorite Muffin" concept muffin stores.


2.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The joint venture was accounted for using the equity method.

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

Intangible Assets

The Company's intangible assets consist primarily of patents, trademarks, and copyrights, organization costs, contract rights, noncompetition agreements, and goodwill. Organization costs are primarily incorporation fees and legal fees associated with initial Uniform Franchise Offering Circulars related to operations and are being amortized over five years. Patents, trademarks, and copyrights are being amortized over 17 years. Franchise contract rights acquired in the MFM acquisition are amortized over 20 years. Contract rights allocated to license agreements assumed by the Company in the acquisition of Strathmore Bagels Franchise Corporation are being amortized over
8.5 years, the remaining life of the contract. Noncompetition agreements are amortized over the term of the agreements, which is six years. Goodwill recorded as a result of acquisitions described in Note 10 is being amortized over 40 years. Amortization expense recorded in the accompanying consolidated statements of operations for the years ended November 30, 1997 and 1996 was $549,640 and $164,956, respectively.

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

In addition to Company-operated and franchised stores, the Company acts as licensor of "Big Apple Bagels" units owned and operated primarily by Host Marriott Services (Host Marriott). Included below in "licensed units" are these units located primarily in airport and travel plazas. In fiscal 1997, the Company opened additional units pursuant to other licensing arrangements. The Company derives a licensing fee from certain sales at these units as well as a sales commission from the sale of par-baked bagels to these units by a third-party commercial bakery.

Stores which have been opened and unopened stores for which an agreement has been executed and franchise at November 30, 1997 or area development fees collected are as follows (excludes 6
Company-owned stores at November 30, 1997 which were closed subsequent to year end (see Note 11)):

                                          November 30
                                         1997     1996
                                         ----     ----
   Stores opened:
      Company-owned                        28       15
      Franchisee-owned                    182       99
      Licensed                             47       35
                                         ----     ----
                                          257      149
   Unopened stores:
      Franchise agreement                  25       26
      Area development agreement           28       39
                                         ----     ----
                                           53       65
                                         ----     ----
                                          310      214
                                         ====     ====

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was $339,496 and $179,659 in 1997 and 1996, respectively.
Included in advertising expense was $55,733 and $41,928 in 1997 and 1996, respectively, related to the Company's franchise operations.

Net Loss Attributable to Common Share

All share information presented has been adjusted for the three-for-two stock split effected in the form of a 50% dividend which occurred in April 1996. The primary calculation of net loss attributable to common share is based on the net loss attributable to common shareholders and the weighted-average number of common shares outstanding during the period. The primary calculation of net loss attributable to common share does not include the convertible preferred stock, because they are not common stock equivalents. The fully diluted calculation of net loss attributable to common share assumes conversion at the beginning of the period of any convertible security converted during the period. Accordingly, the net loss attributable to common shareholders was adjusted for preferred dividends accumulated on securities converted during the period.

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

Reclassification

Certain 1996 amounts have been reclassified to reflect 1997 presentation.

New Accounting Pronouncement

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 128 "Earnings Per Share" (the Standard), which is required to be adopted in both interim and annual financial statements for periods ending December 15, 1997. At that time, the Company will be required to change the method presently used to compute earnings per share and to restate all prior period amounts. The Standard replaced primary and fully diluted earnings per share with basic and diluted earnings per share. The impact of the Standard is not expected to be material.


3.  Restricted Cash

Systems is required by certain states to maintain franchise and area development fees in escrow accounts until the related franchise stores commence operations. At November 30, 1997 and November 30, 1996, these accounts totaled $20,000 and $63,500, respectively.

Systems established the National Marketing Fund (Fund) during 1994. Both franchised and Company-owned Big Apple Bagels stores are required to contribute to the Fund based on their net sales and in turn are reimbursed for a portion of media advertising placed in their local markets up to a maximum equal to the amount they contributed. At November 30, 1997 and 1996, the Fund's cash balance was $256,678 and $85,732, respectively.

Both franchised and Company-owned MFM stores are required to contribute to the MFM National Marketing Fund (MFM Fund) based on their net sales. These monies are then used in the production and creation of advertising materials and Media placement. At November 30, 1997, the MFM Fund's cash balance was $8,764.


4.  Income Taxes

There were no provisions for income taxes during the years ended November 30, 1997 and 1996, due to net operating losses incurred during those periods. The reconciliation of the income tax benefit computed at the federal statutory rate of 34% and the provision for income taxes is as follows:

                                         Year ended November 30
                                            1997         1996
                                        -----------   ---------
Income tax benefit computed at
  federal statutory rate                $(1,156,710) $ (109,087)
State income tax benefit, net
  of federal tax benefit                   (163,913)    (15,458)
Permanent differences on debt
  financing obtained                         (1,748)     (1,748)
Other permanent differences                  22,584       1,046
Valuation allowance against
  net deferred tax asset                  1,299,787     125,247
                                         ----------   ---------
Provision for income taxes               $        -  $        -
                                         ==========   =========

There was no current income tax expense for the years ended November 30, 1997 and 1996, due to the Company incurring net operating losses for tax purposes during each of those two years. No deferred taxes have been reflected in the consolidated statements of operations because the Company has fully reserved the tax benefit of net deductible temporary differences and operating loss carryforwards due to the fact that the likelihood of realization of the tax benefits cannot be established. The Company did not pay any income taxes during the years ended November 30, 1997 and 1996.

Deferred tax assets (liabilities) are as follows:

                                                November 30
                                              1997        1996
                                           ----------  --------
Franchise fee revenue                      $  216,615  $ 249,760
Net operating loss carryforwards            1,617,089    350,464
Franchise costs                                32,102     74,979
National Marketing Fund net contributions      99,638     19,664
Allowance for uncollectible accounts          108,392      4,000
Depreciation                                 (171,017)   (94,741)
Start-up costs                                (17,807)   (21,092)
Other                                          (2,085)       106
                                            ---------   --------
                                            1,882,927    583,140
Valuation allowance                        (1,882,927)  (583,140)
                                            ---------    -------
                                            $       -    $     -
                                            =========    =======

At November 30, 1997, the Company has cumulative net operating loss carryforwards expiring between 2008 and 2012 for U.S. federal income tax purposes of approximately $4,166,000. The net operating loss carryforwards are subject to limitation in any given year as a result of the Company's initial public offering (see Note 8) and may be further limited if certain other events occur.

5.  Long-Term Obligations

Long-term debt consisted of the following:

                                                 November 30
                                              1997         1996
                                            --------     --------
Secured line of credit payable to
   bank, due December 31, 1998,
   at an interest rate of prime
   plus 1%                                $1,657,975    $       -
Capital lease obligations,
   various rates                              31,220            -
Unsecured note payable, principal
   payments due monthly at an
   interest rate of 10%                       13,843            -
Other                                              -        8,133
                                           ---------    ---------
                                           1,703,038        8,133
Less:  Current portion                        26,143        6,375
                                           ---------    ---------
Long-term debt, net of current portion    $1,676,895    $   1,758
                                           =========    =========

The Company has a secured $2 million line of credit facility with a bank which expires December 31, 1998. Maximum borrowing under the line is limited to 80% of accounts receivable under 90 days and 40% of equipment and furniture and fixtures. Interest is payable monthly at prime plus 1% (9.5% at November 30, 1997), with principal due upon maturity at December 31, 1998. In July 1997, the Company borrowed approximately $330,000 on the line of credit to repay debt plus accrued interest acquired in the MFM acquisition (see Note 10). At November 30, 1997, the Company had borrowed $1,657,975 on the line of credit.

The line of credit is secured by substantially all of the assets of the Company and requires, among other things, that the Company maintain minimum net worth of $8 million and a compensating cash balance of $250,000. In February 1998, the Company fell below the compensating cash balance requirement and obtained a waiver from the bank to lower the requirement to $150,000 for 60 days expiring April 25, 1998. Management has implemented a plan to increase the cash balances and to remain within compliance of the compensating cash provision of the line of credit.
This plan includes improvements in cash flow associated with the store closures (see Note 11), proceeds from the sale of stores or other assets, reduce general and administrative expenses, increase collection efforts and potential debt or equity investments by significant shareholders. Management believes that these efforts will be sufficient to ensure compliance with the compensating cash balance covenant by April 25, 1998 and for the remainder of the fiscal year.

In fiscal 1996, the Company had outstanding 8% unsecured convertible bonds due July 1, 2002. The bonds were convertible into shares of common stock at the conversion ratio of one share for every $2.67 of principal outstanding. Among other terms of the issue, the Company had the option of calling outstanding bonds at any time during the term, subject to certain redemption notice requirements. On December 29, 1995, the Company notified the remaining bondholders of its intent to redeem the outstanding principal balance of the issue. Bondholders representing $200,160 of principal elected to convert their interests to common stock pursuant to the terms of bonds, resulting in the issuance of 75,060 shares of common stock. The remaining outstanding principal was retired by the payment by the Company of approximately $31,000 to bondholders in February 1996.

As of November 30, 1997, annual maturities on long-term obligations are due as follows: $26,143 in 1998, $1,666,941 in 1999 and $9,954 in 2000. Interest paid for the years ended
November 30, 1997 and 1996, was $55,188 and $4,530, respectively.

In February 1997, Systems entered into an agreement with a finance company to provide financing to qualifying franchisees for the purpose of adding second or subsequent units. The program is administered by the finance company; however, Systems has the final right of approval over individual applicants. Systems has provided a guarantee of borrowings up to a maximum of 10% of the total amount financed in each 12-month period under the program. As of November 30, 1997, $438,000 has been advanced to franchisees under this program.


6.  Lease Commitments

The Company rents its office and Company-owned store facilities under leases which require it to pay real estate taxes, insurance, and general repairs and maintenance on these leased facilities. Rent expense for the years ended November 30, 1997 and 1996, was $955,693 including contingent rental expense of $26,600 less sublease income of $46,109 and $230,480, respectively. At November 30, 1997, future minimum annual rental commitments under leases, net of sublease income of $126,554 in 1998, $138,059 in 1999, $119,817 in 2000 and $61,338 in 2001 are
as follows:

                  1998            $  962,254
                  1999               977,248
                  2000               825,526
                  2001               676,609
                  2002               405,431
                  Thereafter         907,833
                                   ---------
                                  $4,754,901
                                   =========

7.  Noncash Transactions

During 1996, the Company converted $190,989 of bonds, net of bond issue costs, to shares of common stock (see Note 5).

On May 1, 1996, the Company issued 50,000 shares of common stock and an option to purchase 100,000 additional shares of common stock valued, in total, at approximately $392,000 and canceled notes and other receivables totaling approximately $145,000 as a portion of consideration of the purchase of several bagel stores owned and operated by a franchisee (see Notes 8 and 10).

On May 22, 1996, the Company issued an option to purchase 625,000 shares of common stock valued at $860,000 in connection with the purchase of various contract rights related to licensed units owned and operated by Host Marriott (see Notes 8 and 10).

On October 18, 1996, the Company canceled notes and other receivables totaling approximately $165,000 in connection with the purchase of all contract rights and other assets of BrewCorp
(formerly known as Brewster's Coffee Company, Inc.) in foreclosure proceedings.

In January 1997, the Company forgave notes and other receivables totaling approximately $486,000 from a franchisee, Just Bagels, Inc. ("JBI") and acquired three stores for conversion to Company-owed units (see Note 10).

In April 1997, the Company issued 25,611 shares of Common Stock valued at approximately $94,000, forgave royalties owed totaling approximately $42,000, and assumed liabilities of approximately
$36,000 in connection with the purchase of one franchised store.
In August 1997, this store was sold to a franchisee for approximately $235,000, consisting of two notes receivable from the purchaser, approximately $46,000 which was paid in October
1997 and approximately $189,000, due in monthly payments through August 2004, with interest at 8.5% (see Note 10).

In May 1997, the Company terminated an option to purchase 75,000 shares of Common Stock which had been originally issued in connection with the Strathmore acquisition (Note 10). The former owners of Strathmore had, in a separate transaction, assigned the rights to acquire 75,000 shares of the 625,000 total shares of Common Stock to Hawaiian Bagel Factory, Inc. ("HBF"). HBF entered into an option to purchase the master franchise rights of the State of Hawaii from Systems in exchange for the assignment of the option to purchase the Company's Common Stock, valued at $125,000, and a note receivable for $75,000 which is due and payable in 5 annual installments of principal and interest beginning May 1998 and which bears interest at 9% per annum.

In May 1997, Systems repurchased the franchise rights for the western provinces of Canada from the master franchisor in exchange for the discharge of a note receivable, plus interest accrued thereon, totaling approximately $165,000.

In May 1997, the Company acquired MFM by exchanging 432,608 shares of Common Stock plus cash for 150 shares of MFM common stock (see Note 10).


8.  Shareholders' Equity

On March 28, 1996, the Board of Directors declared a three-for-two stock split effected in the form of a 50% dividend payable to shareholders of record on April 12, 1996 and distributed on April 26, 1996. The terms of all outstanding options and warrants to purchase shares of common stock were adjusted accordingly. All share information has been adjusted to reflect the stock split.

On January 2, 1996, in connection with the Company's initial public offering of 2,500,000 shares of common stock which was completed on November 30, 1995, the Company sold an additional
382,500 shares of Common Stock at the public offering price of approximately $2.67 per share upon exercise in full of the underwriter's over-allotment option, for an aggregate of $1,020,000. Costs associated with the exercise of the over-allotment option totaled approximately $138,000 which included an underwriting discount of 9% of the offering amount, plus a nonaccountable expense allowance of 3%, and other expenses. The net proceeds to the Company were approximately $882,000.
Pursuant to the underwriting, the Company also sold to the underwriter, for nominal consideration, warrants to purchase
255,000 shares of the Company's common stock. The warrants are exerciseable between the first and fifth anniversary of the effective date of the initial public offering at $3.20 per share.

On May 1, 1996, in connection with the acquisition of Bagels
Unlimited, Inc., the Company issued 50,000 shares of common stock and an option to purchase an additional 100,000 shares of common stock. The option is exercisable for 5 years commencing on May 1, 1996, at a $4.00 per share price. The stock and option were valued at approximately $242,000 and $150,000, respectively.

On May 22, 1996, in connection with the acquisition of Strathmore
Bagels Franchise Corp., the Company issued an option to purchase
625,000 shares of Holdings' common stock, no par value, at an exercise price of $6.17 per share. The option is exercisable for 312,500 shares commencing on May 21, 1997, and for the remaining
312,500 shares commencing on May 21, 1998. The exercise period for the option ends on May 21, 1999. The option was valued at approximately $860,000. In fiscal 1997, the Company issued an option to purchase 6,000 shares of Common Stock as additional consideration at terms similar to the previously issued option.

On June 25, 1996, 133,471 shares of common stock were issued pursuant to a cashless exercise of a warrant. The warrant was originally issued on November 30, 1995 to an investor to purchase up to 144,041 shares of common stock exerciseable through September 1, 1996, at a price of $.67 per share. In connection with this exercise, the investor forfeited the option to purchase the remaining 10,570 shares covered by the warrant.

In April 1997, the Company completed the sale of 87,710 shares of $25.00 Series A Convertible Preferred Stock (the "Preferred
Stock") in a private placement to institutional investors. The
Preferred Stock carries an 8% annual dividend payable in cash or, at the option of the Company, in shares of common stock; provided that during a Conversion Suspension Period (defined below), dividends will accrue at a rate of 15% per annum. Dividends are payable only when shares are converted to shares of common stock.
The holders have no voting rights and have a liquidation preference of $25.00, plus accrued dividends, out of assets of the Company available for distribution to shareholders.

Commencing August 1, 1997 through July 31, 1999, subject to certain extensions, the shareholders may elect to convert each preferred stock share into common shares as determined by dividing the $25 purchase price by the lesser of $5.64 or 85% of the average closing bid price of the common stock for the 30 trading days immediately preceding the conversion date. In addition, if the Company engages in an underwritten public offering, for any holder who has given notice of participation in such offering, the conversion rate shall be 85% of the public offering price, if less than the amount calculated in the immediately preceding sentence.

A Conversion Suspension Period takes effect if the closing bid price of the common stock is less than $2.325 for 30 consecutive trading days. The Conversion Suspension Period continues until the first trading day thereafter that the closing bid price for the common stock has exceeded $2.325 for 30 consecutive trading days; provided, however, that a Conversion Suspension Period shall not continue for more than sixty (60) days in any period of 365 days. The Company is not required to recognize or accept any conversion of Preferred Stock during a Conversion Suspension
Period. During any Conversion Suspension Period, the Company, at its option, may redeem any or all of the Preferred Stock by payment to the holders of $28.75 per share, plus all accrued and unpaid dividends. The Company entered a Conversion Suspension Period during November 1997.

Preferred dividends in the amount of $648,197 accumulated during fiscal 1997, which includes $386,956 attributable to the 15% discount available to holders of the Preferred Stock in acquiring common stock upon ultimate conversion and $137,529 attributable to the value of two-year warrants issued to each preferred shareholder to purchase one share of common stock for each share of Preferred Stock.

During fiscal 1997, holders elected to convert 9,000 shares of Preferred Stock plus dividends accrued thereon were converted into 110,342 shares of common stock. In January 1998, 1,000 shares of Preferred Stock plus dividends accrued thereon were converted into 32,672 shares of common stock.

9. Stock Options Plans

On September 20, 1995, the Company adopted and received shareholder approval of the 1995 Long-Term Incentive and Stock
Option Plan (the Incentive Plan), which permits the issuance of options, stock appreciation rights, and restricted stock awards to employees and nonemployee officers, directors, and agents of the Company. The Incentive Plan reserves 570,000 shares of common stock for grant and provides that the term of each award be determined by the Board or a committee of the Board. Under the terms of the Incentive Plan, options granted may be either non-qualified or incentive stock options. Incentive stock options must be exercisable at not less than the fair market value of a share on the date of grant (110% of fair market value if the options is a 10% or greater shareholder) and may be granted only to employees. The Incentive Plan will terminate on September 19, 2005, unless terminated sooner by action of the Board.

Options are exercisable for a period of ten years from the respective exercise date. Options issued terminate immediately following an optionee's termination of employment or, in some circumstances, one to three months after termination or up to 12 months in the case of the death of the employee.

Additionally, on September 20, 1995, the Company adopted and received shareholder approval of the 1995 Outside Directors Stock
Option Plan (the Directors Plan), which permits the issuance of non-qualified options to non-employee members of the Board. The
Directors Plan reserves 30,000 shares of common stock for grant.
The Directors Plan provides for a grant of options to purchase
2,000 shares upon initial election to the Board and for annual grants thereafter, upon reelection, of options to purchase 1,000 shares.

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

Activity under the Incentive Plan and Directors Plan during the two years ended November 30, 1997 is as follows:



                                                      Weighted
                                    Number of      Average Option
                                      Shares       Price Per Share
                                    ----------    ---------------
Outstanding as of December 1, 1995     30,000           $2.67
Granted                               276,000           $6.54
Exercised                                   -             -
Canceled                               (9,000)          $2.67
Outstanding as of November 30, 1996   297,000           $6.27
Granted                                 4,000           $2.53
Exercised                                   -             -
Canceled                               (3,000)          $2.67
Outstanding as of November 30, 1997   298,000           $6.25


The Company has adopted the disclosure-only provisions of Financial Accounting Standards Board Statement No. 123 "Accounting and Disclosure of Stock-Based Compensation" ("SFAS No. 123".) Accordingly, no employee compensation expense has been recognized for the Incentive Plan or for the Directors Plan. Had employee compensation expense for the Company's plan been determined based on the fair value at the grant date for awards in fiscal years 1996 and 1997 consist with provisions of SFAS No. 123, the Company's net loss and net loss per share would have been as follows:

                                   	     Years ended November 30
                                            1997          1996
                                         -----------  ----------
Net loss attributable to
   common shareholders:
      As reported                        $(4,050,286) $(320,844)
      Pro forma                          $(4,388,032) $(596,836)
Loss per share:
      As reported                             $(0.55)    $(0.04)
      Pro forma                               $(0.59)    $(0.08)
Diluted loss per share:
      As reported                             $(0.53)    $(0.04)
      Pro forma                               $(0.58)    $(0.08)

The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted average assumptions for 1997 and 1996: risk-free interest rates of 6.17%, dividend yield of 0.0%, expected volatility of .69 and a weighted average expected life of the option of 8.07 years.

Information on options outstanding under the Incentive Plan and the Directors Plan at November 30, 1997 is as follows:

                                                      Weighted
                                   Weighted Average    Average
        Range of      Number of       Remaining       Exercise
    Exercise Price     Options     Contractual Life    Price
    --------------     -------     -----------------  --------
    $2.31 - $2.75       22,000            8.13         $2.64
    $4.17 - $4.83       13,500            8.28         $4.39
    $6.37 - $7.01      262,500            6.21         $6.65


10.  Business Combinations

During 1997 and 1996, the Company completed several acquisitions which were all accounted for using the purchase method of accounting. On May 1, 1996, the Company acquired certain assets of Bagels Unlimited, Inc. (BUI), a franchisee of the Company which operated five Big Apple Bagels stores in southeastern Wisconsin, for a purchase price, including acquisition costs, of approximately $1,428,000. Additionally, the Company paid $100,000 to the former owners of BUI in exchange for noncompetition agreements. The acquired stores are currently operated as Company-owned Big Apple Bagels units.

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

During 1997, the Company acquired and sold several stores.
Stores purchased are operated as Company-owned units for a period of time prior to the ultimate resale as a franchised unit.

In January 1997, the Company completed the acquisition of JBI and its affiliate, franchisees of the Company, operating a total of four stores in southern California. The total purchase price paid was $770,000, including $120,000 related to a noncompetition agreement with the former JBI owner. In October 1997, management closed one of the stores and closed the remaining three stores in January 1998. All of the long-lived assets associated with this purchase were considered impaired as of November 30, 1997. See Notes 7 and 11.

In May 1997, the Company acquired MFM. At the time of acquisition, MFM had 5 company-owned and 60 franchised units in operation and its 1996 revenues exceeded $2.7 million. The Company acquired MFM by exchanging 432,608 shares of the Company's Common Stock, restricted as to transfer until January 1, 1999, and $259,000 in cash in exchange for 150 shares of MFM stock. The Company assumed all assets, including approximately $143,000 in cash, and liabilities of MFM. The Company borrowed approximately $356,000 on its credit facility to repay MFM bank debt and other borrowings assumed in the acquisition.

On a pro forma basis, had the above acquisitions occurred at December 1, 1995, revenues for the fiscal years ended November 30, 1997 and 1996 would have been $15,421,000 and $11,985,000, respectively. Net loss for fiscal 1997 and 1996 would have been $3,500,000 and $616,000, respectively, or a net loss per share of $0.54 and $0.08, respectively.


11.  Impairment of Long-Lived Assets and Store Closures

The provision recorded of $1,836,981 consists of the following:

   Impairment of long-lived assets                $1,009,867
   Closed store operating leases and
      other store closing costs                      504,203
   Impairment of goodwill and other
      intangible assets associated
      with impaired long-lived assets                322,911
                                                   ---------
                                                  $1,836,981
                                                   =========

For purposes of determining impairment, management, in certain circumstances, groups long-lived assets on a geographic market or store level as appropriate. Such review included, among other criteria, management's estimate of future cash flows for the geographic market or store. If the estimated future cash flow (undiscounted and without interest charges) were not sufficient to recover the carrying value of the long-lived assets, including associated goodwill, of the market or store, such assets were determined to be impaired and were written down to fair value. Fair value was determined based on current market selling prices of such assets. Management judgment is inherent in the estimated fair value determinations and, accordingly, actual results could vary significantly from such estimates. The estimated fair value of impaired long-lived assets which total approximately $171,000 have been recorded as other current assets as of November 30, 1997.

The seven stores identified as impaired incurred operating losses of approximately $555,000 during the fiscal year ended November
30, 1997. One store was closed by year end and the remaining six stores were closed subsequent to year end.

The reserve for closed store expense includes an amount for the noncancelable operating lease payments after the expected closure date, net of estimated sublease income.


12.  Costs of Uncompleted Acquisition

On September 4, 1996, the Company signed an agreement to acquire certain assets and assume certain liabilities of the two companies which represent the operations of The Chesapeake Bagel Bakery (Chesapeake), a franchisor and operator of Chesapeake Bagel Bakery concept specialty bagel stores. The agreement was subject to certain closing conditions including the Company obtaining funding for the acquisition by December 31, 1996. At that date, the Company was unable to complete a public offering of its common stock necessary to close the transaction on terms agreeable to management. The Company's costs incurred in acquisition-related and equity offering-related activities have been expensed during fiscal 1996 in the accompanying consolidated statement of operations under the caption "costs of uncompleted business acquisition."


13.  Disclosures About Fair Value of Financial Instruments

The Company evaluates its various financial instruments based on current market interest, rates relative to stated interest rates, length to maturity, and the existence of a readily determinable market price. Based on the Company's analysis, the fair value of financial instruments recorded on the consolidated balance sheet at November 30, 1997, approximate their carrying value.



ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------

         None.


                             PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-------------------------------------------------------------------

Incorporated by reference to the Company's definitive proxy materials to be filed with the Commission on or before March 30, 1998.


ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

Incorporated by reference to the Company's definitive proxy materials to be filed with the Commission on or before March 30, 1998.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT
------------------------------------------------------------

Incorporated by reference to the Company's definitive proxy materials to be filed with the Commission on or before March 30, 1998.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

Incorporated by reference to the Company's definitive proxy materials to be filed with the Commission on or before March 30, 1998.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

REPORTS ON FORM 8-K

The following reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended November 30, 1997:

     None


EXHIBITS

The following exhibits are filed herewith.


	Exhibit
   No.        Description of Exhibit
--------      ------------------------------------------------------

[i]  2.1      Asset Purchase Agreement dated February 2, 1996
              between the Company, Brewster's Coffee Company, Inc.
              and Peter D. Grumhaus

[ii] 2.2a     Asset Purchase Agreement by and among BAB Systems,
              Inc., Bagels Unlimited, Inc.(''BUI''), and Donald Nelson and Mary Ann Varichak dated May 1, 1996

[ii] 2.2b     Non-Competition Agreement by and among the Company and
              Donald Nelson and Mary Ann Varichak dated May 1, 1996

[ii] 2.2c     Stock Option Agreement between the Company and BUI
              dated May 1, 1996

[ii] 2.2d     Registration Rights Agreement between the Company
              and BUI dated May 1, 1996

[iii] 2.3a    Asset Purchase Agreement by and between the Company
              and Strathmore Bagels Franchise
              Corp. (''Strathmore'') dated May 21, 1996

[iii] 2.3b    Stock Option Agreement dated May 21, 1996 between
              the Company and Strathmore

[iii] 2.3c    Registration Rights Agreement dated May 21, 1996
              between the Company and Strathmore

[iii] 2.3d    Non-Competition Agreement dated May 21, 1996 among
              the Company, Strathmore, Jack Freedman and Glen Steuerman

[iii] 2.3e    Memorandum of Understanding Regarding Form of
              License Agreement effective November 30, 1995, between Strathmore and Host International, Inc.

[iii] 2.3f   Consent to Assignment between Strathmore and Host
             International, Inc., dated March 13, 1996, as amended May 21, 1996

[iv] 2.4a    Acquisition Agreement dated May 1, 1997 by and among
             BAB Holdings, Inc., BAB Acquisition Corp., My
             Favorite Muffin, Too, Inc., Muffin Holdings of
             Pennsylvania, a limited partnership, Ruth Stern, Owen Stern, and Ilona Stern

[iv] 2.4b    Registration Rights Agreement dated as of May 1,
             1997 between BAB Holdings, Inc., and
             Owen Stern, Ruth Stern, Ilona Stern and Pierce W.
             Hance.

[v] 3.1a     Amended Articles of Incorporation of the Company

[vii] 3.1b   Amended and Restated Statement of Designation,
             Number, Voting Powers, Preferences and Rights of
             Series A Convertible Preferred Stock as filed with the Secretary of State of Illinois on March 26, 1997

[v] 3.2      Bylaws of the Company, as amended

[v] 4.1 Form of Stock Certificate evidencing Common Stock, no par value

[v] 4.2      Subscription Agreement with the Aladdin
             International, Inc. dated August 31, 1995

[v] 4.3      Amended Form of Warrant Issued to Aladdin
             International, Inc.

[v] 10.1     Form of Franchise Agreement

[v] 10.2     Form of Franchise Agreement-Satellite

[v] 10.3     Form of Franchise Agreement-Wholesale

[v] 10.4     Form of Area Development Agreement

[v] 10.5     Confidentiality and Non-Competition Agreement with
             Franchisees

[v] 10.6     Form of Confidentiality Agreement with Employees

[v] 10.7 Licensing Agreement dated November 20, 1992 between the Company and Big Apple Bagels, Inc.

[v] 10.8     Assignment of Royalty Mark & Trademark to the
             Company by Big Apple Bagels, Inc. dated November 20, 1992

[v] 10.9     Agreement dated September 14, 1995 among the
             Company, Big Apple Bagels, Inc. and Paul C. Stolzer

[i] 10.10    Consulting agreement dated February 16, 1996 between
             Paul C. Stolzer and BAB Holdings, Inc.

[v] 10.11    Leases dated November 2, 1994 and February 14, 1995
             for principal executive office

[v] 10.12    1995 Long-Term Incentive and Stock Option Plan

[v] 10.13    1995 Outside Directors Stock Option Plan

[v] 10.14    Settlement Agreement with Timothy Williams d/b/a Big
             Apple Deli and Stipulated Dismissal with Prejudice

[i] 10.15    Program Agreement dated February 10, 1997 between
             BAB Systems, Inc. a wholly owned subsidiary of the Company, and Franchise Mortgage Acceptance
             Company LLC

[iv] 10.16   Employment agreement between the Company and Owen
             Stern dated May 8, 1997

11.1         Calculation of Earnings Per Share

21.1         List of Subsidiaries of the Company

23.1         Consent of Ernst & Young LLP, independent auditors

___________________________________________

[i]	Incorporated by reference to the Company's Report on Form
10-KSB for the fiscal year ended November 30, 1995

[ii]	Incorporated by reference to the Company's Report on Form 8-K dated May 1, 1996

[iii]	Incorporated by reference to the Company's Report on
Form 8-K dated May 21, 1996

[iv]	Incorporated by reference to the Company's Report on Form 8-K dated May 13, 1997

[v]	Incorporated by reference to the Company's Registration
Statement on Form SB-2, effective November 27, 1995
(Commission File No. 33-98060C)

[vi]	Incorporated by reference to the Company's Report on Form
10-KSB for the fiscal year ended November 30, 1996

[vii]	Incorporated by reference to the Company's Report on
Form 10-QSB for the quarter ended February 28, 1997



                          INDEX TO EXHIBITS

INDEX
NUMBER		 DESCRIPTION	PAGE #

11.1	    Calculation of Earnings Per Share

21.1     List of Subsidiaries of the Company

23.1     Consent of Ernst & Young LLP, independent auditors


                        					SIGNATURES

In accordance with Section 13 of the Exchange Act, the Registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

BAB HOLDINGS, INC.

Dated:	March 2, 1998	           By /s/ MICHAEL W. EVANS
                                   --------------------------
                                   Michael W. Evans, Chief Executive
                                   Officer and President (Principal
                                   Executive Officer)


Pursuant to the requirements of the Securities Exchange
Act of 1934, this report Form 10-KSB has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.


/s/ MICHAEL W. EVANS                                March 2, 1998
-------------------------------------------
Michael W. Evans, Chief Executive Officer,
President and Director (Principal Executive
Officer)



/s/ MICHAEL K. MURTAUGH                             March 2, 1998
------------------------------------------
Michael K. Murtaugh, Director and Vice
President/General Counsel


/s/ TOM J. FLETCHER                                 March 2, 1998
------------------------------------------
Tom J. Fletcher, Chief Operating Officer
(Principal Operating Officer and Principal
Financial and Accounting Officer)


/s/ DAVID L. EPSTEIN                                March 2, 1998
------------------------------------------
David L. Epstein, Director



------------------------------------------
Cynthia A. Vahlkamp, Director


/s/ ROBERT B. NAGEL                                 March 2, 1998
------------------------------------------
Robert B. Nagel, Director