Form 10QSB
period 1998-02-28
BAB HOLDINGS INC
filed 1998-04-14
CIK 946713

FORM 10-QSB

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended:  February 28, 1998

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,744,302 shares of Common Stock, as of April 10,1998.



                              TABLE OF CONTENTS


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

Item 4.    Submission of Matters to a Vote of Security Holders.....

Item 5.    Other Information.......................................

Item 6.    Exhibits and Reports on Form 8-K........................

SIGNATURE  ........................................................



                                  PART I

ITEM 1.  FINANCIAL STATEMENTS

                            BAB Holdings, Inc.

                  Condensed Consolidated Balance Sheet

                            February 28, 1998
                               (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents, including
       restricted cash of $148,701                         $   438,288
   Other current assets                                      2,643,894
                                                          ------------
Total current assets                                         3,082,182

Property, plant, and equipment, net of
    accumulated depreciation of $1,084,891                   4,725,484
Goodwill, net of accumulated amortization of $118,480        2,582,542
Franchise contract rights, net of accumulated
    amortization of $86,346                                  1,985,938
Other assets and intangible assets, net of
    accumulated amortization of $522,126                     2,225,944
                                                          ------------

                                                          $ 14,602,090
                                                          ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                  $  3,007,206
   Deferred franchise fee revenue                              562,500
   Current portion of long-term debt                         2,005,858
   Other current liabilities                                   479,653
                                                          ------------
Total current liabilities                                    6,055,217

Long-term debt, less current portion                            25,082

Shareholders' equity:
   Common stock                                             10,934,937
   Additional paid-in capital                                1,346,707
   Preferred stock                                           1,890,268
   Accumulated deficit                                     ( 5,650,121)
                                                          ------------
Total shareholders' equity                                   8,521,791
                                                          ------------

                                                          $ 14,602,090
                                                          ============

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS.


                            BAB Holdings, Inc.

              Condensed Consolidated Statements of Operations

                               (Unaudited)


                                                    THREE MONTHS ENDED
                                                        FEBRUARY 28,
                                                   1998             1997
                                                --------------------------

REVENUES
Net sales by Company-owned stores               $ 2,427,150    $ 1,807,277
Royalty fees from franchised stores                 787,527        406,221
Franchise and area development fees                 212,000        234,900
Licensing fees and other income                     283,287        169,874
Sale of store units                                  19,876        155,848
                                                --------------------------

                                                  3,729,840      2,774,120
OPERATING COSTS AND EXPENSES
Food, beverage, and paper costs                     820,614        600,421
Store payroll and other operating expenses        1,513,552      1,058,621
Selling, general, and administrative expenses     1,501,148      1,109,880
                                                --------------------------
                                                  3,835,314      2,768,922
                                                --------------------------
(Loss) income before interest                      (105,474)         5,198
Interest expense                                   ( 46,581)           (45)
Interest income                                      19,096         20,172
                                                --------------------------
Net (loss) income                                  (132,959)        25,325
Preferred stock divided accumulated                ( 50,696)             -
                                                --------------------------
Net (loss) income  attributable to
    common shareholders                         $  (183,655)  $    25,325
                                                ==========================

Basic and diluted (loss)earnings
    per common share                            $     (0.02)  $         -
                                                ==========================


Average number of shares outstanding              7,723,610      7,143,069
                                                ==========================
Average number of shares outstanding - diluted    7,723,610      7,274,943
                                                ==========================

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS.



                             BAB Holdings, Inc.

              Condensed Consolidated Statements of Cash Flows

                                (Unaudited)

                                                     THREE MONTHS ENDED
                                                         FEBRUARY 28,
                                                      1998         1997
                                                   -----------------------
OPERATING ACTIVITIES
Net cash (used for) provided by
   operating activities                           $ (369,970)  $  116,475

INVESTING ACTIVITIES
Note repayments                                      122,727            -
Business acquisitions                                      -   (  374,134)
Purchases of property, plant and equipment          ( 36,438)  (  996,917)
Other                                                  4,171   (   85,249)
                                                  -----------------------
Net cash provided by (used for)
    investing activities                              90,460   (1,456,300)

FINANCING ACTIVITIES
Borrowings under line of credit                      337,500            -
Repayment of long-term debt                         (  9,598)  (    7,593)
                                                   ----------------------
Net cash provided by (used for)
     financing activities                            327,902   (    7,593)
                                                   ----------------------
Net increase (decrease)in
     cash and cash equivalents                        48,392   (1,347,418)
Cash and cash equivalents at beginning of period     389,896    2,163,293
                                                   ----------------------
Cash and cash equivalents at end of period         $ 438,288  $   815,875
                                                   ======================

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS.




                             BAB Holdings, Inc.

     Notes to Unaudited Condensed Consolidated Financial Statements


1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements represent the financial activity of BAB Holdings, Inc. (the "Company" or "Holdings"), an Illinois corporation incorporated on November 25, 1992, and its four wholly-owned subsidiaries, BAB Operations, Inc. ("Operations"), BAB Systems, Inc. ("Systems"), Brewster's Franchise Corporation ("BFC") and My Favorite Muffin Too, Inc. ("MFM"). Systems was incorporated on December 2, 1992, and was primarily established to franchise "Big Apple Bagels" specialty bagel retail stores. Operations was formed on August 30, 1995, primarily to operate Company-owned stores, including one which currently serves as the franchise training facility. BFC was established on February 15,1996, to franchise "Brewster's Coffee" concept retail coffee stores. MFM was acquired on May 13, 1997. MFM franchises and operates "My Favorite Muffin" specialty muffin retail stores.

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


2.   Stores Open and Under Development

Stores which have been opened and unopened stores for which an agreement has been executed and franchise or area development fees collected at February 28, 1998 are as follows:

Stores opened:
           Company-owned                  27
           Franchisee-owned              185
           Licensed                       53
                                         ---
                                         265
Unopened franchised stores for
which an agreement has been sold:
           Franchise agreement            22
           Area development agreement     25
                                         ---
                                          47
                                         ---
           Total                         312
                                         ===


3.    Acquisitions and Dispositions

In January 1998, the Company sold one store located in Lincoln, Nebraska to a franchisee in exchange for $30,000 and a $177,000 note receivable which bears interest at a rate of 8.5% per annum. Principal and interest payments are payable monthly until March 1, 2003 when the remaining unpaid principal balance is due in full.

During 1997, the Company acquired and sold several stores. Stores purchased are operated as Company-owned units for a period of time prior to resale as a franchised unit.

In January 1997, the Company completed the acquisition of JBI, and affiliate, franchisees of the Company, operating a total of four stores in southern California. The total purchase price paid was $770,000, including $120,000 related to a noncompetition agreement with the former owners of JBI. In October 1997, management closed one of the stores and it closed the remaining three stores in January 1998. All of the long-lived assets associated with this purchase were considered impaired as of November 30, 1997. See Note 4.

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


4.   Impairment of Long-Lived Assets and Store Closures

As a result of operating losses incurred during the fiscal year ended November 30, 1997, management identified seven Company-owned stores as impaired and recorded a provision for impairment of long-lived assets and store closures of approximately $1,837,000, including a reserve for closed store operating leases and other store closing costs of approximately $504,000. One store was closed by November 30, 1997 and the remaining six stores were closed by February 28, 1998. Operating losses incurred by these six stores during the three months ended February 28, 1998 totaled approximately $90,000 and are included in results of Company-owned store operations. At February 28, 1998, the reserve for closed store operating leases and other store closing costs is approximately $425,000.


5.  Preferred Stock - Series A Convertible Preferred Stock

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

Commencing August 1, 1997 through July 31, 1999, subject to certain extensions, the shareholders may elect to convert each preferred stock share into that number of common shares determined by dividing the $25 purchase price by the lesser of $5.64 or 85% of the average closing bid price of the common stock for the 30 trading days immediately preceding the conversion date. In addition, if the Company engages in an underwritten public offering, for any holder who has given notice of participation in such offering, the conversion rate shall be 85% of the public offering price, if less than the amount calculated in the immediately preceding sentence.

A Conversion Suspension Period takes effect if the closing bid price of the common stock is less than $2.325 for 30 consecutive trading days. The Conversion Suspension Period continues until the first trading day thereafter that the closing bid price for the common stock has exceeded $2.325 for 30 consecutive trading days; provided, however, that a Conversion Suspension Period shall not continue for more than sixty (60) days in any period of 365 days. The Company is not required to recognize or accept any conversion of Preferred Stock during a Conversion Suspension Period. During any Conversion Suspension Period, the Company, at its option, may redeem any or all of the Preferred Stock by payment to the holders of $28.75 per share, plus all accrued and unpaid dividends. The Company entered into a sixty day Conversion Suspension Period during November 1997. Preferred dividends of approximately $51,000 accumulated during the quarter ended February 28, 1998.

During fiscal 1997, 9,000 shares of Preferred Stock, plus dividends accrued thereon, were converted into 110,342 shares of common stock. In January 1998, 1,000 shares of Preferred Stock, plus dividends accrued thereon, were converted into 32,672 shares of common stock.


6.   Line of Credit Agreement

In April 1997, the Company entered a $2 million line of credit agreement with a bank expiring on December 31, 1998. Maximum borrowing under the line is limited to a borrowing base of 80% of accounts receivable under 90 days and 40% of equipment costs. Interest is payable monthly at prime plus one percent (currently 9.5%), with principal due upon the maturity of the note. At February 28, 1998, the Company had borrowed $1,995,000 on the line of credit and the balance is classified as a current liability. The Company is currently in the process of renewing the line of credit with the bank and transferring a portion of the borrowings to a secured note payable.

In February 1998, the Company fell below the compensating cash balance requirement of $250,000 and obtained a waiver from the bank to lower the requirement to $150,000 for 60 days expiring April 25, 1998. Management has implemented a plan to increase the cash balance with improved cash flow resulting from store closures, proceeds from the sale of stores and other assets, reduction in general and administrative expenses and increased collection efforts. The Company is currently in compliance of the $250,000 compensating cash balance covenant and management believes it will remain in compliance for the foreseeable future.


7.  (Loss) Earnings per Share

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

The following table sets forth the computation of basic and diluted (loss) earnings per share:

                                                     	THREE MONTHS ENDED
                                                          FEBRUARY 28,
                                                      1998           1997
                                                      -------------------
Numerator:
Net (loss) income                                      $(132,959) $25,325
Preferred stock dividend accumulated                    ( 50,696)       -
                                                      -------------------
Numerator for basic and diluted (loss) earnings
   per share --(loss) income attributable
   to common shareholders                             $(183,655)  $25,325
                                                      ===================

Denominator:
Denominator for basic (loss) earnings per share --
   weighted average shares                            7,723,610 7,143,069
Effect of dilutive securities:
   Underwriters warrant                                       -    97,722
   Options issued in connection with acquisitions             -    22,903
   Options issued under Directors Plan
        and Incentive Plan                                    -    11,249
                                                      -------------------
Denominator for diluted (loss) earnings per share --
   weighted average shares                            7,723,610 7,274,943
                                                      ===================

Basic (loss) earnings per share                       $  (0.02)   $    -
                                                      ===================

Diluted (loss) earnings per share                     $  (0.02)   $    -
                                                      ===================

Options to purchase 298,000 shares of common stock at varying prices are outstanding at February 28, 1998 under the Company's 1995 Long-Term Incentive and Stock Option Plan (the Incentive Plan) and the 1995 Outside Directors Stock Option Plan (the Directors Plan). Also outstanding during the period ended February 28, 1998 was a warrant sold in connection with the Company's initial public offering to the underwriter to purchase 255,000 shares of common stock at $3.20 per share. Additionally, in connection with various acquisitions during 1996 and 1997, the Company issued options to purchase 658,000 shares of common stock issuable at varying exercise prices ranging from $4.00 per share to $8.00 per share. Further, warrants issued to each preferred shareholder of the Preferred Stock were outstanding to purchase 175,420 shares of common stock at $2.35 per share. Finally, common shares are issuable pursuant to the terms of the Company's convertible Preferred Stock (see Note 5.)

The exercise of options and warrants outstanding or conversion of convertible securities outstanding during the quarter ended February 28, 1998 is not assumed as the result is antidilutive to the reported loss per share.


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


General
-------

From its inception in November 1992, the Company has grown to 27 Company-owned and 238 franchised and licensed units at February 28, 1998. System-wide revenues in the quarter ended February 28, 1998 approached $20 million, a 74% increase from the year-ago quarter. This rapid expansion, which includes significant increases in Company-owned store revenues and related expenses and the May 1997 acquisition of MFM, significantly affects the comparability of results of operations of the Company in several ways.

The Company's revenues are derived primarily from the operation of Company-owned stores, initial franchise fees and ongoing royalties paid to the Company by its franchisees. Additionally, the Company has significantly increased revenue derived from the sale of licensed products as a result of purchasing trademarks (Brewster's), licensing contracts (Host Marriott) and by directly entering licensing agreements (Choice Picks Food Courts, Oberweis Dairy and Mrs. Fields Cookies). Additionally, the Company has generated other revenue through the sale of Company-owned units to franchisees of the Company.

During the fourth quarter of fiscal 1997, management identified certain under-performing stores which were operating at a loss and which, based on the estimated future cash flows, were considered to be impaired. Four of the seven stores which were considered to be impaired were located in the Southern California market. In accordance with the Financial Accounting Standards Board Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the Emerging Issues Task Force Issue No. 94-3, "Liability Recognition of Costs to Exit an Activity", management recorded a provision for impairment of assets and store closures which totaled approximately $1,837,000. One store was closed during fiscal 1997 and the remaining units were closed during the first quarter of 1998.
The six stores incurred operating losses of approximately $90,000 during the three months ended February 28, 1998. Management has successfully completed negotiations to terminate its obligations under three of the seven non-cancelable lease obligations and anticipates that the remainder will be completed during fiscal 1998. Management believes that the reserves established for closed store operating leases and other store closing costs at November 30, 1997 are sufficient and that the store closings will result in improved profitability and cash flow from store operations.


Results of Operations
---------------------

Three Months Ended February 28, 1998 versus Three Months Ended February 28,
1997

Total revenues increased 34% to $3,730,000 in the first quarter 1998 from $2,774,000 in the prior year quarter. This increase was driven primarily by the increase in Company-owned store revenues which were $620,000 greater than
that generated in the year-ago quarter.   The Company ended the quarter with
27 Company-owned units as compared to 22 at February 28, 1997. Royalty fees from franchised stores increased to $788,000 in the first quarter of fiscal 1998 from $406,000 in the year-ago quarter principally due to the addition of the 60 MFM franchised units in May 1997. This 94% increase in royalty revenues is a result of the increase in the number of franchised store open for operation -- 185 at February 28, 1998 versus 107 at February 28, 1997, an increase of 73%. Franchise and area development fee revenue remained relatively flat from the year-ago period. Finally, licensing fees and other income increased 67% from the first quarter of fiscal 1997 as the Company continued to develop various nontraditional channels of distribution, including commissions received on the sale of Brewster's Coffee to its franchisees and licensees, fees paid by Host Marriott licensed units based on retail sales, and commissions received from a third party commercial baker on sales of par-baked Big Apple Bagels to all licensed units.

Costs associated with Company-owned store operations increased relative to sales in the first quarter 1998 versus 1997 -- 96% of store sales in 1998 versus 92% in 1997. Management attributes this increase to the results of operations of stores which were closed during the first quarter. Company-owned stores which were closed during the first quarter of 1998 generated operating losses of over $90,000 and required significant attention of management, a cost which is not factored into this amount. Management believes that the closure of the Southern California and other unprofitable stores will result in a continued improvement in the profitability of Company-owned store operations.

Selling, general and administrative expenses increased by $391,000 to $1,501,000. Payroll-related expenses increased by $133,000 and represent 43% of the total increase in administrative overhead. This is attributable to the overall increase in headcount associated with the acquisition of MFM. While payroll costs have increased over the year-ago quarter, the Company has decreased its headcount at the corporate headquarters from its fiscal year-end of November 30, 1997 from 54 to 40 at February 28, 1998. Depreciation and amortization increased by 35% due to the significant increase in Company-owned store depreciation and amortization and the amortization of intangible assets acquired including goodwill, franchise contract and other contract rights, non-competition agreements, and trademarks acquired in the Company's various acquisitions. Other selling, general and administrative expenses increased 66% due to the increase in office space at the corporate headquarters as well as insurance and other expenses associated with the support of the increased corporate headcount.

Loss from operations was $105,000 in the first quarter of fiscal 1998 versus income from operations of $5,000 generated in the first quarter of fiscal 1997. Excluding losses generated from stores closed during the quarter, the loss from operations is $14,000 in the quarter ended February 28, 1998. While there was no significant change in interest income generated between the two quarters, interest expense increased by $47,000 as a result of the borrowings on the Company's credit facility.

The net loss totaled $133,000 in the quarter ended February 28, 1998 versus net income of $25,000 in the year-ago quarter. Preferred dividends on the Preferred Stock of $51,000 were accumulated during the first quarter of 1998. The Preferred Stock was issued in April 1997.

Net loss per share for the quarter ended February 28, 1998 was $0.02 per share on both a basic and diluted basis. The Company's earnings per share for the year-ago quarter was less than $0.01.


Liquidity and Capital Resources
-------------------------------

During the three months ended February 28, 1998, cash used in operating activities was $370,000 as compared with $116,000 provided by operating activities during the comparable last year period. Cash used in operating activities was attributable an to increase in accounts receivable and a decrease in accounts payable.

Investing activities provided $90,000 during the first quarter 1998 and is primarily attributable to the collection of a note receivable from a franchisee. Cash used for investing activities during the first quarter 1997 totaled $1,456,000 of which $997,000 was used in the purchase of property, plant and equipment related to new Company-owned store construction.

Financing activities during the first quarter 1998 totaled $328,000 and primarily represented additional borrowings made on the Company's Credit Facility to fund cash used in operating activities. Financing activities used $8,000 in the year-ago quarter. At February 28, 1998, the Company had borrowed $1,995,000 on the Credit Facility which is due on December 31, 1998 and the balance is classified as a current liability. The Company is currently in the process of renewing the line of credit with the bank and transferring a portion of the borrowings to a secured note payable.

In February 1998, the Company fell below the compensating cash balance requirement of $250,000 and obtained a waiver from the bank to lower the requirement to $150,000 for 60 days expiring on April 25, 1998. Management believes that the closure of underperforming stores, the results of the negotiations of four of the seven closed store operating leases, commitments obtained on the sale of equipment at closed stores, increased collection efforts and reductions in headcount at the corporate headquarters have positively impacted the conditions necessary for improved cash flow from operations. Additionally, management believes that the Company will continue to remain in compliance with covenants on its Credit Facility and will successfully negotiate a renewal or restructuring of the Credit Facility on terms favorable to the Company.


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

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.  OTHER INFORMATION

The Company has received notice from Nasdaq that the Company's stock price is not in compliance with the new minimum bid price requirement. The Company has until June 24, 1998 in order to regain compliance with this requirement.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None.

EXHIBITS

The following exhibits are filed herewith.


Exhibit No.   Exhibit Description
-----------   -------------------------------------------------------------
[i]  2.1      Asset Purchase Agreement dated February 2, 1996
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

[iv] 10.16   Employment agreement between the Company and Owen
             Stern dated May 8, 1997
___________________________________________

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

                                BAB HOLDINGS, INC.


Dated:  April 14, 1998          By: /s/ TOM J. FLETCHER
                                    -------------------
                                    Tom J. Fletcher
                                    Chief Operating Officer
                                    (Principal operating officer and
                                    accounting and financial officer)