Form 10KSB40/A
period 1997-11-30
BAB HOLDINGS INC
filed 1998-04-29
CIK 946713

FORM 10-KSB/A

                            Amendment No.1

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


This Form 10-KSB/A is a first amendment to Form 10-KSB filed on March 2, 1998 for the fiscal year ending November 30, 1997 and consists solely of the substitution of the Financial Data Schedule to reflect the adoption of Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS
128), which was adopted by the Company during the three months ended February
28, 1998.    As FAS 128 requires retroactive restatement, Financial Data
Schedules previously submitted for the fiscal years ended 1997 and 1996, including each interim period, affected by this change in accounting principle have been restated and filed herewith pursuant to Regulation S-B Item
601(c)(2)(iii).   Exhibit 27.1 as filed herewith replaces said exhibit which was filed on March 2, 1998.



                        	SIGNATURES

In accordance with Section 13 of the Exchange Act, the Registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

BAB HOLDINGS, INC.

Dated:	April 29, 1998	             By /s/ MICHAEL W. EVANS
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


/s/ MICHAEL W. EVANS                               April 29, 1998
-------------------------------------------
Michael W. Evans, Chief Executive Officer,
President and Director (Principal Executive
Officer)



/s/ MICHAEL K. MURTAUGH                            April 29, 1998
------------------------------------------
Michael K. Murtaugh, Director and Vice
President/General Counsel


/s/ TOM J. FLETCHER                                April 29, 1998
------------------------------------------
Tom J. Fletcher, Chief Operating Officer
(Principal Operating Officer and Principal
Financial and Accounting Officer)


/s/ DAVID L. EPSTEIN                               April 29, 1998
------------------------------------------
David L. Epstein, Director



------------------------------------------
Cynthia A. Vahlkamp, Director


/s/ ROBERT B. NAGEL                                 April 29, 1998
------------------------------------------
Robert B. Nagel, Director