Form 10QSB
period 1998-05-31
BAB HOLDINGS INC
filed 1998-07-10
CIK 946713

FORM 10-QSB

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended:  May 31, 1998

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,383,203 shares of Common Stock, as of July 10, 1998.



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

Item 4.    Submission of Matters to a Vote of Security Holders.....

Item 5.    Other Information.......................................

Item 6.    Exhibits and Reports on Form 8-K........................

SIGNATURE  ........................................................



                                  PART I

ITEM 1.  FINANCIAL STATEMENTS

                            BAB Holdings, Inc.

                  Condensed Consolidated Balance Sheet

                              May 31, 1998
                               (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents, including
       restricted cash of $142,171                         $   263,494
   Accounts receivable, net of allowance
       for doubtful accounts of $220,000                     1,476,743
   Other current assets                                      1,660,517
                                                          ------------
Total current assets                                         3,400,754

Property, plant, and equipment, net of
    accumulated depreciation of $1,308,194                   4,582,691
Goodwill, net of accumulated amortization of $135,330        2,565,692
Franchise contract rights, net of accumulated
    amortization of $112,250                                 1,960,034
Other assets and intangible assets, net of
    accumulated amortization of $582,071                     1,969,828
                                                          ------------

                                                          $ 14,478,999
                                                          ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                  $  2,582,466
   Deferred franchise fee revenue                              450,500
   Current portion of long-term debt                         2,002,347
   Other current liabilities                                   723,169
                                                          ------------
Total current liabilities                                    5,758,482

Long-term debt, less current portion                            23,079

Shareholders' equity:
   Common stock                                             11,368,667
   Additional paid-in capital                                1,171,331
   Preferred stock                                           1,648,922
   Accumulated deficit                                     ( 5,491,482)
                                                          ------------
Total shareholders' equity                                   8,697,438
                                                          ------------

                                                          $ 14,478,999
                                                          ============

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS.


                            BAB Holdings, Inc.

              Condensed Consolidated Statements of Operations

                               (Unaudited)


                                                    THREE MONTHS ENDED
                                                          MAY 31,
                                                   1998             1997
                                                --------------------------

REVENUES
Net sales by Company-owned stores               $ 2,390,690    $ 2,280,086
Royalty fees from franchised stores                 761,713        552,523
Franchise and area development fees                 390,500        413,000
Licensing fees and other income                     252,542        245,105
                                                --------------------------
                                                  3,795,445      3,490,714
OPERATING COSTS AND EXPENSES
Food, beverage, and paper costs                     784,088        749,994
Store payroll and other operating expenses        1,314,915      1,204,177
Selling, general, and administrative expenses     1,481,410      1,402,434
                                                --------------------------
                                                  3,580,413      3,356,605
                                                --------------------------
Income before interest                              215,032        134,109
Interest expense                                   ( 57,133)        (2,443)
Interest income                                      37,743         16,994
                                                --------------------------
Net income                                          195,642        148,660
Preferred stock divided accumulated                ( 37,003)      (222,715)
                                                --------------------------
Net income (loss)  attributable to
    common shareholders                         $   158,639    $   (74,055)
                                                ==========================

Basic and diluted earnings (loss)
    per common share                            $      0.02    $     (0.01)
                                                ==========================


Average number of shares outstanding              7,919,466      7,220,615
                                                ==========================
Average number of shares outstanding - diluted   10,425,864      7,220,615
                                                ==========================

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS.

                            BAB Holdings, Inc.

              Condensed Consolidated Statements of Operations

                               (Unaudited)


                                                      SIX MONTHS ENDED
                                                          MAY 31,
                                                   1998             1997
                                                --------------------------

REVENUES
Net sales by Company-owned stores               $ 4,817,840    $ 4,087,363
Royalty fees from franchised stores               1,549,240        958,744
Franchise and area development fees                 602,500        647,900
Licensing fees and other income                     555,705        570,827
                                                --------------------------
                                                  7,525,285      6,264,834
OPERATING COSTS AND EXPENSES
Food, beverage, and paper costs                   1,604,702      1,350,415
Store payroll and other operating expenses        2,828,467      2,262,798
Selling, general, and administrative expenses     2,982,558      2,512,314
                                                --------------------------
                                                  7,415,727      6,125,527
                                                --------------------------
Income before interest                              109,558        139,307
Interest expense                                   (103,714)        (2,488)
Interest income                                      56,839         37,166
                                                --------------------------
Net income                                           62,683        173,985
Preferred stock divided accumulated                 (87,699)      (222,715)
                                                --------------------------
Net loss attributable to
    common shareholders                         $   (25,016)   $   (48,730)
                                                ==========================

Basic and diluted loss per common share         $         -    $     (0.01)
                                                ==========================

Average number of shares outstanding              7,822,614      7,181,842
                                                ==========================
Average number of shares outstanding - diluted    7,822,614      7,181,842
                                                ==========================

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS.



                             BAB Holdings, Inc.

              Condensed Consolidated Statements of Cash Flows

                                (Unaudited)

                                                       SIX MONTHS ENDED
                                                           MAY 31,
                                                      1998         1997
                                                   -----------------------
OPERATING ACTIVITIES
Net cash used for operating activities            $ (463,743)  $ (277,682)

INVESTING ACTIVITIES
Purchases of property, plant and equipment          (103,484)  (2,140,483)
Loan repayments                                      116,129            -
Business acquisitions                                      -     (650,531)
Other                                                 22,303     (238,882)
                                                  -----------------------
Net cash provided by (used for)
    investing activities                              34,948   (3,029,896)

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock                  -    2,192,750
Borrowings under line of credit                      337,500      211,447
Payment of preferred stock issuance costs                  -     (219,774)
Other                                                (35,107)     (10,071)
                                                   ----------------------
Net cash provided by financing activities            302,393    2,174,352
                                                   ----------------------
Net decrease in cash and cash equivalents           (126,402)  (1,133,226)
Cash and cash equivalents at beginning of period     389,896    2,163,293
                                                   ----------------------
Cash and cash equivalents at end of period         $ 263,494  $ 1,030,067
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


2.   Stores Open and Under Development

Stores which have been opened and unopened stores for which an agreement has been executed and franchise or area development fees collected at May 31, 1998 are as follows:

      Stores opened:
        Company-owned                      26
        Franchisee-owned                  192
        Licensed                           55
                                          ---
                                          273
      Unopened franchised stores for
      which an agreement has been sold:
        Franchise agreement                19
        Area development agreement         20
                                          ---
                                           39
                                          ---
      Total                               312
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

4.   Impairment of Long-Lived Assets and Store Closures

As a result of operating losses incurred during the fiscal year ended November 30, 1997, management identified seven Company-owned stores as impaired and recorded a provision for impairment of long-lived assets and store closures of approximately $1,837,000, including a reserve for closed store operating leases and other store closing costs of approximately $504,000. One store was closed by November 30, 1997 and the remaining six stores were closed by February 28, 1998. Operating losses incurred by these six stores during the six months ended May 31, 1998 totaled approximately $90,000 and are included
in results of Company-owned store operations.   At May 31, 1998, the reserve
for closed store operating leases and other store closing costs is approximately $341,000.

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

A Conversion Suspension Period takes effect if the closing bid price of the common stock is less than $2.325 for 30 consecutive trading days. The Conversion Suspension Period continues until the first trading day thereafter that the closing bid price for the common stock has exceeded $2.325 for 30 consecutive trading days; provided, however, that a Conversion Suspension Period shall not continue for more than sixty (60) days in any period of 365 days. The Company is not required to recognize or accept any conversion of Preferred Stock during a Conversion Suspension Period. During any Conversion Suspension Period, the Company, at its option, may redeem any or all of the Preferred Stock by payment to the holders of $28.75 per share, plus all accrued and unpaid dividends. The Company entered into a sixty day Conversion Suspension Period during November 1997. Preferred dividends accumulated during the three months and six months ended May 31, 1998 were $37,000 and $88,000, respectively.

During fiscal 1997, 9,000 shares of Preferred Stock, plus dividends accrued thereon, were converted into 110,342 shares of common stock. During the six months ended May 31, 1998, 14,204 shares of Preferred Stock, plus dividends accrued upon 5,800 shares of Preferred Stock, were converted into 504,659 shares of common stock. The Company elected to pay accrued dividends in cash totaling $20,000 upon conversion of the remaining 8,404 shares of Preferred Stock.

6.   Line of Credit Agreement

In April 1997, the Company entered a $2 million line of credit agreement with a bank expiring on December 31, 1998. Maximum borrowing under the line is limited to a borrowing base of 80% of accounts receivable under 90 days and 40% of equipment costs. Interest is payable monthly at prime plus one percent (currently 9.5%), with principal due upon the maturity of the note. At May 31, 1998, the Company had borrowed $1,995,000 on the line of credit and the balance is classified as a current liability. The Company is currently in the process of renewing the line of credit with the bank and transferring a portion of the borrowings to a secured note payable.

In February 1998, the Company fell below the compensating cash balance requirement of $250,000 and obtained a waiver from the bank to lower the requirement to $150,000 for 60 days expiring April 25, 1998. Management has implemented a plan to increase the cash balance with improved cash flow resulting from store closures, proceeds from the sale of stores and other assets, reduction in general and administrative expenses and increased collection efforts. In June 1998, the Company fell below the minimum cash requirements; however, the Company is currently within compliance with the minimum cash requirement.

7.  Earnings (Loss) per Share

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

The following tables sets forth the computation of basic and diluted earnings
(loss) per share:

                                               THREE MONTHS ENDED
                                                     MAY 31,
                                              1998                1997
                                          ----------            --------
Numerator:
  Net income                                $195,642            $148,660
  Preferred stock dividend accumulated       (37,003)           (222,715)
                                          ----------            --------
  Numerator for basic earnings (loss)
    per share--income (loss) attributable
    to common shareholders                   158,639             (74,055)

  Effect of dilutive securities:
  Preferred stock dividend accumulated        37,003                   -
                                          ----------             -------
  Numerator for diluted earnings (loss)
    per share--income (loss)attributable
    to common shareholders                  $195,642            $(74,055)
                                          ==========            ========
Denominator:
  Denominator for basic earnings (loss)
    per share--weighted average shares     7,919,466            7,220,615
  Effect of dilutive securiites:
  Convertible preferred stock              2,506,398                    -
                                          ----------            ---------
  Denominator for diluted earnings (loss)
    per share--weighted average shares    10,425,864            7,220,615
                                          ==========            =========

Basic and diluted earnings
    (loss) per share                      $     0.02            $   (0.01)
                                          ==========            =========

                                                 SIX MONTHS ENDED
                                                     MAY 31,
                                              1998                1997
                                          ----------            --------
Numerator:
  Net income                                $ 62,683            $173,985
  Preferred stock dividend accumulated       (87,699)           (222,715)
                                          ----------            --------
  Numerator for basic and diluted loss
    per share--loss attributable
    to common shareholders                  $(25,016)           $(48,730)
                                          ==========            ========
Denominator:
  Denominator for basic and diluted loss
    per share--weighted average shares     7,822,614            7,181,842
                                          ==========            =========
Basic and diluted loss per share          $        -            $   (0.01)
                                          ==========            =========

Options to purchase 301,000 shares of common stock at varying prices are outstanding at May 31, 1998 under the Company's 1995 Long-Term Incentive and Stock Option Plan (the Incentive Plan) and the 1995 Outside Directors Stock Option Plan (the Directors Plan). Also outstanding during the period ended May 31, 1998 was a warrant sold in connection with the Company's initial public offering to the underwriter to purchase 255,000 shares of common stock at $3.20 per share. Additionally, in connection with various acquisitions during 1996 and 1997, the Company issued options to purchase 658,000 shares of common stock issuable at varying exercise prices ranging from $4.00 per share to $8.00 per share. Further, warrants issued to each preferred shareholder of the Preferred Stock were outstanding to purchase 175,420 shares of common stock at $2.35 per share. Finally, common shares are issuable pursuant to the terms of the Company's convertible Preferred Stock (see Note 5.)

The exercise of options and warrants outstanding or conversion of convertible securities outstanding during the three months ended May 31, 1997 and the six months ended May 31, 1998 and 1997 is not assumed as the result is antidilutive to the reported loss per share.


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

General

From its inception in November 1992, the Company has grown to 26 Company-owned and 247 franchised and licensed units at May 31, 1998. System-wide revenues in the six months ended May 31, 1998 approached $39 million, a 54% increase from the year-ago quarter. This rapid expansion, which includes significant increases in Company-owned store revenues and related expenses and the May 1997 acquisition of MFM, significantly affects the comparability of results of operations of the Company in several ways.

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

During the fourth quarter of fiscal 1997, management identified certain under-performing stores which were operating at a loss and which, based on the estimated future cash flows, were considered to be impaired. Four of the seven stores which were considered to be impaired were located in the Southern California market. In accordance with the Financial Accounting Standards Board Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the Emerging Issues Task Force Issue No. 94-3, "Liability Recognition of Costs to Exit an Activity", management recorded a provision for impairment of assets and store closures which totaled approximately $1,837,000. One store was closed during fiscal 1997 and the remaining units were closed during the first quarter of 1998.
The six stores incurred operating losses of approximately $90,000 during the three months ended February 28, 1998. Management has successfully completed negotiations to terminate its obligations under five of the seven non-cancelable lease obligations and anticipates that its obligations under the remaining leases will be terminated during fiscal 1998. Management believes that the reserves established for closed store operating leases and other store closing costs at November 30, 1997 are sufficient.

Results of Operations

Three Months Ended May 31, 1998 versus Three Months Ended May 31, 1997

Total revenues increased 9% to $3,795,000 in the second quarter 1998 from $3,491,000 in the prior year quarter. This increase was driven primarily by the 38% increase in royalty revenues which were $209,000 greater than that
generated in the year-ago quarter.   This increase is attributed to addition
of 60 MFM franchised units in May 1997; these units were open and in operation during the entire three months ended May 31, 1998. The Company ended the quarter with 26 Company-owned units as compared to 31 at May 31, 1997. The overall decrease in Company-owned units is a result of the November 1997 decision to close 7 under-performing units which was completed in February 1998. Despite the decrease in overall units, the Company experienced an increase in sales generated by Company-owned stores of $111,000 during the current year period. Franchise and area development fee revenue remained relatively flat from the year-ago period. Finally, while licensing fees and other income in total did not change significantly during the three months ended May 31, 1998 from the year-ago quarter, licensing fees received from commissions on the sale of Brewster's Coffee to its franchisees and licensees, fees paid by Host Marriott licensed units based on retail sales, and commissions received from a third party commercial baker on sales of par-baked Big Apple Bagels to all licensed units increased 29% from the second quarter of fiscal 1997 as the Company continued to develop various nontraditional channels of distribution.

Costs associated with Company-owned store operations increased relative to sales in the second quarter 1998 versus 1997 -- 88% of store sales in 1998 and 86% in 1997. However, the contribution towards profitability of Company-owned stores has improved greatly since fiscal year 1997 where the costs as a percentage of retail sales generated by Company-owned stores was over 93%. Management attributes the improved profitability to its decision to close certain under-performing units which has resulted in overall reduction in food and labor costs relative to retail sales.

Selling, general and administrative expenses increased by $79,000 to $1,481,000. Payroll-related expenses increased by $65,000. This is attributable to the overall increase in corporate headcount associated with the acquisition of MFM. Employees hired in connection with the acquisition were employed during the entire quarter of fiscal 1998 versus only one month of the three months ended May 31, 1997. While payroll costs have increased over the year-ago quarter, the Company has decreased its headcount at the corporate headquarters from its fiscal year-end of November 30, 1997 from 54 to 36 at May 31, 1998. Other selling, general and administrative expenses did not fluctuate significantly over the year - ago quarter.

Income from operations was $215,000 in the second quarter of fiscal 1998 versus $134,000 generated in the second quarter of fiscal 1997 - an increase of over 60% from the year-ago quarter. Interest expense increased by $55,000 to $57,000 in the three months ended May 31, 1998 related to the Company's borrowings under its line of credit facility which was outstanding throughout the fiscal 1998 period. The Company first borrowed under the line of credit on May 29, 1997; therefore, only nominal interest expense was incurred during the three months ended May 31, 1997.

Net income totaled $196,000 in the quarter ended May 31, 1998 versus $149,000 in the year-ago quarter. Preferred dividends on the Preferred Stock of $37,000 were accumulated during the first quarter of 1998. In the quarter ended May 31, 1997, $223,000 of preferred dividends were accumulated, including $193,000 attributable to the 15% discount available to holders to the Preferred Stock in acquiring Common Stock upon ultimate conversion. Such discounts were accounted for as dividends under generally accepted accounting principles. By August of 1997, the Company had recognized the entire preferred dividend to accumulate related to the conversion discount.

Net income per share for the quarter ended May 31, 1998 was $0.02 per share on both a basic and diluted basis. On a diluted basis, 2,506,398 shares issuable pursuant to the conversion feature of the Preferred Stock were included in the average number of shares outstanding. The number of shares was based on the average conversion price in effect during the quarter. However, due to the overall increase in the Company's common stock price throughout the quarter, assuming the conversion price in effect as of May 31, 1998 was used in determining the average number of shares issuable, 410,390 less shares would have been included in the denominator. The Company's loss per share for the year-ago quarter was $0.01 per share on both a basic and diluted basis.

Six Months Ended May 31, 1998 versus Six Months Ended May 31, 1997

Total revenues increased 20% to $7,525,000 in the 1998 period from $6,265,000 in the prior year period. This increase is attributable to the 18% increase in retail sales of Company-owned units and the 62% increase in royalty revenues generated by franchise unit retail sales over those recognized in the prior year period. During the six months ended May 31, 1998, the Company had a net decrease in the number of Company-owned stores open of 8 and ended the quarter with 26 units in operation. During the year ago period, the Company added 16 units during the period (including 5 MFM units acquired) and ended the quarter with 31 units in operation. Royalty revenues generated represented 21% of total revenues in the 1998 period compared to 15% of total revenues in the 1997 period. The overall increase in the revenues is attributed to the growth in the number of franchise units in operation - 60 units were added in connection with the May 1997 MFM acquisition. These units contributed to revenues throughout the six months ended May 31, 1998 versus one month in the year ago period. Franchise and area development fee revenue remained relatively flat from the year-ago period. Finally, while licensing fees and other income in total did not change significantly during the three months ended May 31, 1998 from the year-ago quarter, licensing fees received from commissions on the sale of Brewster's Coffee to its franchisees and licensees, fees paid by Host Marriott licensed units based on retail sales, and commissions received from a third party commercial baker on sales of par-baked Big Apple Bagels to all licensed units increased 31% from the second quarter of fiscal 1997 as the Company continued to develop various nontraditional channels of distribution. Additionally, the Company recognized $156,000 from the resale to franchisees of Company-owned units during the first quarter of fiscal 1997.

Costs associated with Company-owned store operations increased relative to sales in the six months ended May 31, 1998 versus the six months ended May 31, 1997 -- 92% of store sales in 1998 and 88% in 1997. However, the contribution towards profitability of Company-owned stores continues to improve since fiscal year 1997 where the costs as a percentage of retail sales
generated by Company-owned stores was over 93%.   Management attributes this
increase to the results of operations of stores which were closed during the first quarter. Company-owned stores which were closed during the first quarter of 1998 generated operating losses of over $90,000 and required significant attention of management, a cost which is not factored into this amount.

Selling, general and administrative expenses increased by $470,000 to $2,983,000. Payroll-related expenses increased by $207,000. This is attributable to the overall increase in corporate headcount associated with the acquisition of MFM. Employees hired in connection with the acquisition were employed for the entire six months during the fiscal 1998 period versus only one month during the fiscal 1997 period. While payroll costs have increased over the year-ago quarter, the Company has decreased its headcount at the corporate headquarters from its fiscal year-end of November 30, 1997 from 54 to 36 at May 31, 1998.

Income from operations was $110,000 in the fiscal 1998 period versus $140,000 generated in the fiscal 1997 period. Interest expense increased by $101,000 to $104,000 in the six months ended May 31, 1998 related to the Companies borrowings under its line of credit facility which was outstanding throughout the fiscal 1998 period. The Company first borrowed under the line of credit on May 29, 1997; therefore, only nominal interest expense was incurred during the year-ago period.

Net income totaled $63,000 in the six months ended May 31, 1998 versus $174,000 in the year-ago period. Preferred dividends on the Preferred Stock of $88,000 were accumulated during the six months ended May 31, 1998. In the year-ago period, $223,000 of preferred dividends accumulated, including $193,000 attributable to the 15% discount available to holders to the Preferred Stock in acquiring Common Stock upon ultimate conversion. Such discounts were accounted for as dividends under generally accepted accounting principles. By August of 1997, the Company had recognized the entire preferred dividend to accumulate related to the conversion discount.

Net loss per share for the six months ended May 31, 1998 was less than $0.01
per share on both a basic and diluted basis.   The Company's loss per share
for the year-ago quarter was $0.01 per share on both a basic and diluted basis.


Liquidity and Capital Resources

During the six months ended May 31, 1998, cash used in operating activities was $464,000 as compared with $278,000 provided by operating activities during the comparable last year period. Cash used in operating activities was attributable an to increase in accounts receivable and a decrease in accounts payable.

Investing activities provided $35,000 during the six months ended May 31, 1998 and is primarily attributable to the collection of a note receivable from a franchisee offset by improvements in certain Company-owned units and the purchase of equipment required to introduce My Favorite Muffin products in existing Big Apple Bagels Company-owned units. Cash used for investing activities during the six months ended May 31, 1997 totaled $3,030,000 of which $2,140,000 was used to purchase property, plant and equipment primarily for new Company-owned store construction. Business acquisitions during the period required $651,000, net of $455,000 in notes receivable related to the Just Bagels, Inc. and affiliate acquisition in January 1997 converted to purchase consideration. Collections on notes receivable provided approximately $132,000 during the period.

Financing activities during the six months ended May 31, 1998 provided $302,000 and primarily represented additional borrowings made during the first quarter of 1998 on the Company's Credit Facility to fund cash used in
operating activities.   At May 31, 1998, the Company had borrowed $1,995,000
on the Credit Facility which is due on December 31, 1998 and the balance is classified as a current liability. The Company is currently in the process of renewing the line of credit with the bank and transferring a portion of the borrowings to a secured note payable.

Financing activities provided a total of $2,174,000 during the six months ended May 31, 1997. In April 1997 the Company completed the sale of 87,710 shares of $25.00 Preferred Stock in a private placement to institutional investors, netting approximately $2 million after placement agent commissions
and fees.   Additionally, in May 1997, the Company borrowed $211,000 under the
Credit Facility.

In February 1998, the Company fell below the compensating cash balance requirement of $250,000 and obtained a waiver from the bank to lower the requirement to $150,000 for 60 days expiring April 25, 1998. In June 1998, the Company fell below the minimum cash requirements; however,the Company is currently within compliance with its covenants and management believes that the Company will successfully negotiate a renewal or restructuring of the Credit Facility on terms favorable to the Company.



PART II

ITEM 1.  LEGAL PROCEEDINGS

On April 16, 1996, the Company filed an arbitration action against a franchisee alleging breach of its franchise agreement for refusal to submit required sales reports and pay royalty fees and contributions to the national marketing fund. The franchisee filed suit in the Circuit Court of Cook County, Illinois against the Company and its officers and directors on April 19, 1996. The franchisee alleged that the Company misrepresented the initial investment required to establish a store and made untrue and unauthorized earnings claims in violation of the Illinois Franchise Disclosure Act. Plaintiffs sought rescission of the franchise agreement, damages of $600,000 and punitive damages in the amount of $6,000,000. On May 28, 1996, management filed a motion to stay litigation in order to compel the plaintiffs to have their claims heard in arbitration as required by the provisions of the franchise agreement. The hearing was held over seven days and resulted in an award in favor of the Company. In January 1998, the Company was awarded all past due royalty fees and amounts owed to the national marketing fund plus accrued interest thereon and the franchisees counterclaim was rejected. In June 1998, the Company collected approximately $58,000 from the franchisee for 100% of unpaid royalties owed plus accrued interest thereon and for a portion of the Company's legal expenses.


ITEM 2.  CHANGES IN SECURITIES

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.  OTHER INFORMATION

In March 1998, the Company had received notice from Nasdaq that the Company's stock price was not in compliance with the new minimum bid price requirement. In May 1998, the Company regained compliance with the minimum bid price requirement.

On July 1, 1998, the Company hired Mr. Joseph M. Merkin as its Chief Financial Officer and Treasurer.


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

                                BAB HOLDINGS, INC.


Dated:  July 10, 1998          By: /s/ TOM J. FLETCHER
                                    -------------------
                                    Tom J. Fletcher
                                    Chief Operating Officer
                                    (Principal operating officer and
                                    accounting and financial officer)