Form 10QSB
period 1998-08-31
BAB HOLDINGS INC
filed 1998-10-14
CIK 946713

FORM 10-QSB

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended:  August 31, 1998

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,385,006 shares of Common Stock, as of October 12, 1998.



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

Item 4.    Submission of Matters to a Vote of Security Holders.....

Item 5.    Other Information.......................................

Item 6.    Exhibits and Reports on Form 8-K........................

SIGNATURE  ........................................................



                                  PART I

ITEM 1.  FINANCIAL STATEMENTS

                            BAB Holdings, Inc.

                  Condensed Consolidated Balance Sheet

                             August 31, 1998
                               (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents, including
       restricted cash of $169,778                         $   319,202
   Accounts receivable, net of allowance
       for doubtful accounts of $230,500                     1,371,059
   Other current assets                                      1,423,368
                                                          ------------
Total current assets                                         3,113,629

Property, plant, and equipment, net of
    accumulated depreciation of $1,521,379                   4,386,830
Goodwill, net of accumulated amortization of $147,579        2,608,742
Franchise contract rights, net of accumulated
    amortization of $138,153                                 1,934,131
Other assets and intangible assets, net of
    accumulated amortization of $296,505                     1,999,921
                                                          ------------

                                                          $ 14,043,253
                                                          ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses                  $  2,208,196
   Deferred franchise fee revenue                              448,500
   Current portion of long-term debt                         1,990,475
   Other current liabilities                                   587,833
                                                          ------------
Total current liabilities                                    5,235,004

Long-term debt, less current portion                            20,335

Shareholders' equity:
   Common stock                                             11,430,453
   Additional paid-in capital                                1,269,902
   Preferred stock                                           1,518,811
   Accumulated deficit                                     ( 5,431,252)
                                                          ------------
Total shareholders' equity                                   8,787,914
                                                          ------------

                                                          $ 14,043,253
                                                          ============

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS.


                            BAB Holdings, Inc.

              Condensed Consolidated Statements of Operations

                               (Unaudited)


                                                    THREE MONTHS ENDED
                                                        AUGUST 31,
                                                   1998             1997
                                                --------------------------

REVENUES
Net sales by Company-owned stores               $ 2,157,833    $ 2,830,808
Royalty fees from franchised stores                 829,507        705,557
Franchise and area development fees                 245,000        124,645
Licensing fees and other income                     238,789        220,597
                                                --------------------------
                                                  3,471,129      3,881,607
OPERATING COSTS AND EXPENSES
Food, beverage, and paper costs                     703,876        973,371
Store payroll and other operating expenses        1,203,534      1,708,185
Selling, general, and administrative expenses     1,453,173      1,710,638
                                                --------------------------
                                                  3,360,583      4,392,194
                                                --------------------------
Income (loss) before interest                       110,546       (510,587)
Interest expense                                   ( 46,221)      ( 29,803)
Interest income                                      26,152         11,979
                                                --------------------------
Net income (loss)                                    90,477       (528,411)
Preferred stock divided accumulated                ( 30,247)      (374,862)
                                                --------------------------
Income (loss) attributable to
    common shareholders                         $    60,230    $  (903,273)
                                                ==========================

Basic and diluted earnings (loss)
    per common share                            $      0.01    $     (0.12)
                                                ==========================


Average number of shares outstanding              8,380,476      7,601,288
                                                ==========================



SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS.

                            BAB Holdings, Inc.

              Condensed Consolidated Statements of Operations

                               (Unaudited)


                                                      NINE MONTHS ENDED
                                                          AUGUST 31,
                                                   1998             1997
                                                --------------------------

REVENUES
Net sales by Company-owned stores               $ 6,975,673    $ 6,918,171
Royalty fees from franchised stores               2,378,747      1,664,301
Franchise and area development fees                 847,500        772,545
Licensing fees and other income                     794,494        791,424
                                                --------------------------
                                                 10,996,414     10,146,441
OPERATING COSTS AND EXPENSES
Food, beverage, and paper costs                   2,308,578      2,323,786
Store payroll and other operating expenses        4,032,001      3,970,983
Selling, general, and administrative expenses     4,435,731      4,222,952
                                                --------------------------
                                                 10,776,310     10,517,721
                                                --------------------------
Income (loss) before interest                       220,104       (371,280)
Interest expense                                   (149,935)      ( 32,291)
Interest income                                      82,991         49,145
                                                --------------------------
Net income (loss)                                   153,160       (354,426)
Preferred stock dividend accumulated               (117,946)      (597,577)
                                                --------------------------

Income (loss) attributable to
    common shareholders                         $    35,214    $  (952,003)
                                                ==========================

Basic and diluted (loss) per common share       $         -    $     (0.13)
                                                ==========================

Average number of shares outstanding              8,009,925      7,321,657
                                                ==========================


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS.



                             BAB Holdings, Inc.

              Condensed Consolidated Statements of Cash Flows

                                (Unaudited)

                                                       NINE MONTHS ENDED
                                                           AUGUST 31,
                                                      1998         1997
                                                   -----------------------
OPERATING ACTIVITIES
Net cash used for operating activities            $ (287,328)  $ (500,684)

INVESTING ACTIVITIES
Purchases of property, plant and equipment          (163,153)  (2,897,038)
Loan repayments from franchisees                     129,457            -
Business acquisitions                                      -     (650,531)
Other                                               ( 37,447)    (279,133)
                                                  -----------------------
Net cash used for
    investing activities                             (71,143)  (3,826,702)

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock                  -    2,192,750
Borrowings under line of credit                      337,500    1,420,975
Repayment of long term debt                         ( 29,728)    (362,152)
Payment of preferred stock issuance costs                  -     (227,274
Other                                                (19,995)           -
                                                   ----------------------
Net cash provided by financing activities            287,777    3,024,299
                                                   ----------------------
Net decrease in cash and cash equivalents            (70,694)  (1,303,087)
Cash and cash equivalents at beginning of period     389,896    2,163,293
                                                   ----------------------
Cash and cash equivalents at end of period         $ 319,202  $   860,206
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

2. Stores Open and Under Development

Stores which have been opened and unopened stores for which an agreement has been executed and franchise or area development fees collected at August 31, 1998 are as follows:

Stores opened:
	Company-owned                                 24
	Franchisee-owned                             192
        Licensed                                      70
                                                     ---
                                                     286

Unopened franchised stores for which an agreement
  has been sold:
	Franchise agreement                           18
	Area development agreement                    22
                                                     ---
                                                      40
                                                     ---
	Total                                   	326
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

During 1997, the Company acquired and sold several stores. Stores purchased were operated as Company-owned units for a period of time prior to resale as a franchised unit.

In January 1997, the Company completed the acquisition of JBI, Inc. and affiliate, franchisees of the Company, operating a total of four stores in southern California. The total purchase price paid was $770,000, including $120,000 related to a noncompetition agreement with the former owners of JBI. In October 1997, management closed one of the stores and it closed the remaining three stores in January 1998. All of the long-lived assets associated with this purchase including the noncompetition agreement were considered impaired as of November 30, 1997. See Note 4.

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

4. Impairment of Long-Lived Assets and Store Closures

As a result of operating losses incurred during the fiscal year ended November 30, 1997, management identified seven Company-owned stores as impaired and recorded a provision for impairment of long-lived assets and store closures of approximately $1,837,000, including a reserve for closed store operating leases and other store closing costs of approximately $504,000. One store was closed by November 30, 1997 and the remaining six stores were closed by February 28, 1998. Operating losses incurred by these six stores during the nine months ended August 31, 1998 totaled approximately $90,000 and are
included in results of Company-owned store operations.   At August 31, 1998,
the reserve for closed store operating leases and other store closing costs is approximately $241,000.

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

A Conversion Suspension Period takes effect if the closing bid price of the common stock is less than $2.325 for 30 consecutive trading days. The Conversion Suspension Period continues until the first trading day thereafter that the closing bid price for the common stock has exceeded $2.325 for 30 consecutive trading days; provided, however, that a Conversion Suspension Period shall not continue for more than sixty (60) days in any period of 365 days. The Company is not required to recognize or accept any conversion of Preferred Stock during a Conversion Suspension Period. During any Conversion Suspension Period, the Company, at its option, may redeem any or all of the Preferred Stock by payment to the holders of $28.75 per share, plus all accrued and unpaid dividends. The Company entered into a sixty day Conversion Suspension Period during November 1997. Preferred dividends accumulated during the three months and nine months ended August 31, 1998 were $30,247 and $117,946, respectively.

During fiscal 1997, 9,000 shares of Preferred Stock, plus dividends accrued thereon, were converted into 110,342 shares of common stock. During the nine months ended August 31, 1998, 18,710 shares of Preferred Stock were converted into 673,376 shares of common stock. The common stock issued upon conversion includes shares issued in payment of Preferred Dividends on 10,306 shares of Preferred Stock. The Company elected to pay accrued dividends in cash totaling $20,000 upon conversion of the remaining 8,404 shares of Preferred Stock.

6. Line of Credit Agreement

In April 1997, the Company entered a $2 million line of credit agreement with a bank expiring on December 31, 1998. Maximum borrowing under the line is limited to a borrowing base of 80% of accounts receivable under 90 days and 40% of equipment costs. Interest is payable monthly at prime plus one percent (9.5% at August 31, 1998) with principal due upon the maturity of the note.
At August 31, 1998, the Company had borrowed $1,990,475 on the line of credit and this outstanding balance is classified as a current liability. The Company is currently in the process of renewing the line of credit with the bank.

In February 1998, the Company fell below the compensating cash balance requirement of $250,000 and obtained a waiver from the bank to lower the requirement to $150,000 for 60 days expiring April 25, 1998. Management implemented a plan to increase the cash balance with improved cash flow resulting from store closures, proceeds from the sale of stores and other assets, reduction in general and administrative expenses and increased collection efforts. In June 1998, the Company again fell below the minimum cash requirements; however, the Company is currently within compliance with the minimum cash requirements.

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

The following tables sets forth the computation of basic and diluted earnings
(loss) per share:


                                               THREE MONTHS ENDED
                                                     AUGUST 31,
                                              1998                1997
                                          ----------            --------
Numerator:
  Net income (loss)                       $   90,477           $(528,411)
  Preferred stock dividend accumulated       (30,247)           (374,862)
                                          ----------            --------
  Numerator for basic and diluted earnings
   (loss) per share--income (loss)
    attributable to common shareholders   $   60,230           $(903,273)
                                          ==========            ========
Denominator:
  Denominator for basic and diluted
    earnings (loss) per share--weighted
    average shares                         8,380,476            7,601,288
                                          ==========            =========

Basic and diluted earnings
    (loss) per share                      $      .01         $      (0.12)
                                          ==========            =========

                                                 NINE MONTHS ENDED
                                                     AUGUST 31,
                                              1998                1997
                                          ----------            --------
Numerator:
  Net income (loss)                         $153,160           $(354,426)
  Preferred stock dividend accumulated      (117,699)           (597,577)
                                          ----------            --------
  Numerator for basic and diluted earnings
   (loss) per share--earnings (loss)
    attributable to common shareholders     $ 35,214            $(952,003)
                                           ==========           =========
Denominator:
  Denominator for basic and diluted
   earnings (loss) per share--weighted
   average shares                          8,009,925            7,321,657
                                          ==========            =========
Basic and diluted earnings (loss)
    per share                              $        -            $  (0.13)
                                          ==========            =========

Options to purchase 370,000 shares of common stock at varying prices are outstanding at August 31, 1998 under the Company's 1995 Long-Term Incentive and Stock Option Plan (the Incentive Plan) and the 1995 Outside Directors Stock Option Plan (the Directors' Plan). Also outstanding during the period ended August 31, 1998 was a warrant sold in connection with the Company's initial public offering to the underwriter to purchase 255,000 shares of common stock at $3.20 per share. Additionally, in connection with various acquisitions during 1996 and 1997, the Company issued options to purchase 650,000 shares of common stock issuable at varying exercise prices ranging from $4.00 per share to $6.17 per share. Further, warrants issued to each preferred shareholder and the placement agent of the Preferred Stock were outstanding to purchase 175,420 and 13,315 shares of common stock at $2.35 and $3.29 per share, respectively. Finally, common shares are issuable pursuant to the terms of the Company's convertible Preferred Stock (see Note 5).

The conversion of convertible securities outstanding during the three months ended August 31, 1998 and 1997 and the nine months ended August 31, 1998 and 1997 is not assumed as the result is antidilutive to the reported earnings
(loss) per share. Further, as the average price of the Company's common stock does not exceed the exercise price of the outstanding options and warrants, the exercise is not assumed during the periods presented.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
	     RESULTS OF OPERATIONS
Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding the development of the Company's business, the markets for the Company's products, anticipated capital expenditures, and the effects of completed and proposed acquisitions, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Certain risks and uncertainties are outside the control of the Company and its management including its ability to attract new franchisees; the continued success of current franchisees; the effects of competition on franchisee and Company-owned store results; consumer acceptance of the Company's products in new and existing markets; fluctuation in development and operating costs; brand awareness; availability and terms of capital; adverse publicity; acceptance of new product offerings; availability of locations and terms of sites for store development; food, labor and employee benefit costs; changes in government regulation (including increases in the minimum wage law); regional economic and weather conditions; the hiring, training, and retention of skilled corporate and restaurant management; and the integration and assimilation of acquired concepts. Some of these risks and uncertainties are wholly outside of the control of the Company. Accordingly, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

From its inception in November of 1992, the Company has grown to 24 Company-owned stores and 262 franchised and licensed units at August 31, 1998. Systemwide revenues for the nine months ended August 31, 1998 were $58 million, a $14 million increase from the year-ago period.

For the nine months ended August 31, 1998, the Company significantly improved its financial performance over the nine months ended August 31, 1997. As a result of streamlined operations and field support during the last nine months, the Company has experienced improved  profitability of existing stores. In addition, steady growth in the areas of franchise sales -
including area development opportunities in the United States and international Master Franchise Agreement opportunities worldwide - has resulted in a steady growth in the number of franchise operations and new store openings. The opening of 14 of the Company's signature tri-branded restaurants during the nine months ended August 31, 1998, in addition to 16 other new store openings during the year, is in sharp contrast to direct competitors in the bagel segment, who have either slowed or stopped opening bagel stores. The Company expects to open 40 stores in fiscal 1998, including its first 3 international tri-branded restaurant in Lima, Peru.

The Company's aggressive non-traditional licensing strategy has expanded to include an additional 12 locations in airports and travel plazas; a total of 51 Host Marriott locations; the addition of additional products to both Host Marriott and Choice Picks Food Courts; a direct mail campaign with Oberweis Dairy; the entry into the supermarket arena; and the Company's first co-branding opportunity with Miami Subs Corporation.

Currently, the Company's revenues continue to be substantially derived primarily from the operation of Company-owned stores, initial franchise fees and ongoing royalties paid to the Company by its franchisees. Additionally, the Company has generated other revenue through the sale of Company-owned units to franchisees of the Company.

During the fourth quarter of fiscal 1997, management identified certain under-performing stores which were operating at a loss and which, based on the estimated future cash flows, were considered to be impaired. Four of the seven stores which were considered to be impaired were located in the Southern California market. In accordance with the Financial Accounting Standards Board Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the Emerging Issues Task Force Issue No. 94-3, "Liability Recognition of Costs to Exit an Activity", management recorded a provision for impairment of assets and store closures which totaled approximately $1,837,000. One store was closed during fiscal 1997 and the remaining units were closed during the first quarter of 1998.
The six stores incurred operating losses of approximately $90,000 during the three months ended February 28, 1998. Management has successfully completed negotiations to terminate its obligations under six of the seven non-cancelable lease obligations and its obligation under the remaining lease terminates in 1999. Management believes that the reserves established for closed store operating leases and other store closing costs at November 30, 1997 are sufficient.

Results of Operations
Three Months Ended August 31, 1998 versus Three Months Ended August 31, 1997

Total revenues decreased 11% to $3,471,000 in the third quarter 1998 from $3,882,000 in the prior year quarter. Lower revenues were primarily the result of the decrease in Company-owned units in operation as a result of the November 1997 decision to close 7 under-performing units which was completed in February 1998. Total Company-owned units in operation at August 31, 1998
was 24 versus 36 at August 31, 1997.   There was an 18%  increase in royalty
revenues which were $124,000 greater than that generated in the year-ago
quarter.   This increase is attributed to the overall increase in the number
of franchised units open during the current year period.    Franchise and area
development fee revenue increased 97% to $245,000 from the year-ago period. Finally, licensing fees and other income in total increased 8% to $ 239,000 from the year-ago period.

Costs associated with Company-owned store operations relative to sales decreased 6% in the third quarter 1998 versus 1997. This improvement in Company-owned store operations contributed $101,000 to profitability in the 1998 quarter despite the 24% decrease in associated revenues. Management attributes the improved profitability to the closure of under-performing units and improvements in training and management techniques to improve food and labor costs by over 4%.

Selling, general and administrative expenses as a percentage of total revenues continue to decrease - less than 42% during the three months ended August 31, 1998 versus 44% in the year-ago quarter. The 25% increase in revenues associated with franchise, licensed and other non-traditional operations has not required any significant increases in headcount or corporate headquarter facility-related expenses. Management anticipates that the current infrastructure will continue to be able to support increased growth in franchised and licensed operations with moderate additions in field personnel and other support services. Additionally during the 1998 period, all pre-opening costs incurred in connection with the development of Company-
owned stores became fully amortized.   Amortization of pre-opening store
development costs represented $75,000 of the decrease in selling, general, and administrative expenses during the current year period versus the prior year period.

Income from operations was $111,000 in the third quarter of fiscal 1998 versus
a loss of $511,000 generated in  third quarter of fiscal 1997.   Interest
expense increased by 55% to $46,000 in the three months ended August 31, 1998. Average borrowings under the line of credit during the 1998 quarter was $1,994,000 versus $817,000 in the prior year period. Interest income increased 118% to $26,000 from $12,000 in the 1997 quarter.

Net income totaled $90,000 in the quarter ended August 31, 1998 versus a loss of $528,000 in the year-ago quarter. Dividends on the Preferred Stock of $30,000 were accumulated during the quarter ended August 31, 1998. In the year-ago quarter, $375,000 of preferred dividends were accumulated, including $193,000 attributable to the 15% discount available to holders to the Preferred Stock in acquiring Common Stock upon ultimate conversion. Such discounts were accounted for as dividends under generally accepted accounting principles. By August of 1997, the Company had recognized the entire preferred dividend related to the conversion discount. The Company was additionally obligated to issue warrants to purchase two shares of Common Stock for each share of Preferred Stock on August 1, 1997. The value of these two-year warrants was additionally also recorded as a preferred stock dividend accumulated of $138,000 in the year-ago quarter.

Net income per share for the quarter ended August 31, 1998 was $0.01 per share versus a loss per share for the year-ago quarter of $0.12 per share on both a basic and diluted basis. Average shares outstanding increased by approximately 780,000 shares due to the conversion of 27,710 shares of Preferred Stock to 780,000 shares of Common Stock since August 31, 1997. The conversion of convertible securities outstanding during the three months ended August 31, 1998 and 1997 and the nine months ended August 31, 1998 and 1997 is not assumed as the result is antidilutive to the reported earnings (loss) per share. Further, as the average price of the of the Company's common stock does not exceed the exercise price of the outstanding options and warrants, the exercise is not assumed during the periods presented.

Nine Months Ended August 31, 1998 versus Nine Months Ended August 31, 1997

Total revenues increased 8% to $10,996,000 in the 1998 period from $10,146,000 in the prior year period. This increase is attributable to a 43% increase in royalty revenues generated by franchise unit retail sales over those recognized in the prior year period and a 10% increase in franchise and area development fees. Royalty revenues generated represented 22% of total revenues in the 1998 period compared to 16% of total revenues in the 1997 period. The overall increase in royalty revenues is attributed to the growth in the number of franchise units in operation in connection with the May 1997 MFM acquisition which added 60 franchise units. These units contributed to revenues throughout the entire nine months ended August 31, 1998 versus only four months in the year ago period. Franchise and area development fee revenue increased 10% for nine months ended August 31, 1998 versus the nine months ended August 31, 1997, a reflection of the steady growth in the Company's franchise operations. Many of these new units incorporate the Big Apple Bagels, My Favorite Muffin, and Brewster's Coffee product lines. Net sales generated by Company owned stores approached $7 million during the current period despite the overall decrease in the number of units in operation from 34 at November 30, 1997 to 24 at August 31, 1998. During the year-ago period, overall, the Company added 21 units and produced revenues relatively consistent with the current year period. Finally, licensing fees and other income totaled $795,000 during the 1998 period compared to $791,000 in the prior year period. However, the 1997 period included $188,000 in revenue generated from the resale to franchisees of Company-operated units. Excluding this source of other income, licensing fees and other revenue increased approximately 32% over the prior year period.

Costs associated with Company-owned store operations remained flat relative to sales in the nine months ended August 31, 1998 versus the nine months ended August 31, 1997. Company-owned stores which were closed during the first quarter of 1998 generated operating losses of over $90,000 and required significant attention of management, a cost which is not factored into this amount. Improved profitability in Company-owned store operations, as evidenced in the three months ended August 31, 1998, has been experienced since the closure of under-performing stores.

Selling, general and administrative expenses increased by $213,000 to $4,436,000. Payroll-related expenses increased by $223,000. This is attributable to the overall increase in corporate headcount associated with the acquisition of MFM. Employees hired in connection with the acquisition were employed for the entire nine months during the fiscal 1998 period versus only four months during the fiscal 1997 period. While payroll costs have increased over the year-ago period, the Company has decreased its headcount at the corporate headquarters from 54 at its fiscal year-end November 30, 1997 to 38 at August 31, 1998.

Income from operations was $220,000 in the fiscal 1998 period versus a loss of $371,000 generated in the fiscal 1997 period. Interest expense increased by $118,000 to $150,000 in the nine months ended August 31, 1998 related to the Companies borrowings under its line of credit facility which was outstanding throughout the entire fiscal 1998 period. The Company first borrowed under the line of credit on May 29, 1997; therefore, interest expense was only incurred in the third quarter of the year-ago period.

Net income totaled $153,000 in the nine months ended August 31, 1998 versus a loss of $354,000 in the year-ago period. Dividends on the Preferred Stock of $118,000 were accumulated during the nine months ended August 31, 1998. In the year-ago period, $598,000 of preferred dividends accumulated, including $387,000 attributable to the 15% discount available to holders of the Preferred Stock in acquiring Common Stock upon ultimate conversion. Such discounts were accounted for as dividends under generally accepted accounting principles. By August of 1997, the Company had recognized the entire preferred dividend related to the conversion discount. The Company was additionally obligated to issue warrants to purchase two shares of Common Stock for each share of Preferred Stock on August 1, 1997. The value of these two-year warrants was recorded as a preferred stock dividend accumulated of $138,000 in the year-ago period.

Earnings per share for the nine months ended August 31, 1998 was less than $0.01 per share versus a loss of $0.13 per share in the 1997 period on both a
basic and diluted basis.   Average shares outstanding increased by
approximately 688,000 shares due to the conversion of 27,710 shares of Preferred Stock to 783,718 shares of common stock since August 31, 1997. The conversion of convertible securities outstanding during the three months ended August 31, 1998 and 1997 and the nine months ended August 31, 1998 and 1997 is not assumed as the result is antidilutive to the reported earnings (loss) per share. Further, as the average price of the Company's common stock does not exceed the exercise price of the outstanding options and warrants, the exercise is not assumed during the periods presented.


Liquidity and Capital Resources

During the nine months ended August 31, 1998, cash used in operating activities was $287,000 as compared with $501,000 used by operating activities during the comparable last year period. The change in cash used in operating activities was attributable to an increase in accounts receivable and a decrease in accounts payable.

Investing activities used $71,000 during the nine months ended August 31, 1998, and consisted primarily of the purchase of property plant, and equipment. Cash used for investing activities during the nine months ended August 31, 1997 totaled $3.8 million, $2.9 million was used to purchase property, plant and equipment primarily for new Company-owned store construction. Business acquisitions during the period required $651,000, net of $455,000 in notes receivable, related to the Just Bagels, Inc. and affiliate acquisition in January 1997 converted to purchase consideration.

Cash provided by financing activities was $288,000 during the nine months ended August 31, 1998 and was provided by borrowings under the line of credit offset by the repayment of long-term debt and other borrowings. For the nine months ended August 31, 1997 cash provided by financing activities was $3,024,000. This consisted of $2,200,000 in proceeds from the issuance of preferred stock (87,710 shares of $25.00 Preferred Stock) in a private placement to institutional investors and $1,421,000 from borrowings under the line of credit.

At August 31, 1998, the Company had borrowed $1,990,000 on the credit facility which is due on December 31, 1998. This outstanding balance is classified as a current liability. As of October 12, 1998 the Company has made additional principal payments reducing borrowings on the line of credit to $1,877,000. The Company is currently in the process of renewing the line of credit with the bank.

In February 1998, the Company fell below the compensating cash balance requirement of $250,000 and obtained a waiver from the bank to lower the requirement to $150,000 for 60 days expiring April 25, 1998. In June 1998, the Company fell below the minimum cash requirements: however, the Company is currently in compliance with its covenants and based on the improvements in cash flow discussed below, management believes the Company will continue to remain within compliance with its borrowing covenants. Management is actively negotiating with the bank and believes the Company will negotiate or obtain a renewal or restructuring of the credit facility on terms favorable to the Company.

In September 1998, the Company received $500,000 consisting primarily of a prepayment of a licensing fee. These funds are available for general working capital requirements.

The Company has implemented a strategy which includes closing under-performing Company-owned units, the sale of equipment and fixtures located at these units to its franchisees or to third parties, and the sale of other Company-owned units located in certain geographic markets to franchisees. This action has improved profitability and cash flow from the remaining Company-owned units.
The Company believes that improved cash flow from existing operations, the remaining availability on its bank credit facility, the expected continuation of the bank credit facility, increased collection efforts and the sale of certain assets, combined with the receipt of prepayment for the aforementioned licensing fee will be sufficient to meet its working capital requirements for the foreseeable future.

Year 2000 Issues

The year 2000 issue relates to the fact that computer software was often written using two rather than four digits to represent an applicable year, accordingly, software might recognize a date using "00" as the year 1900 rather than as year 2000. This could result in a system failure or miscalculations causing disruptions of operations.

The Company utilizes hardware and software systems which are commercially available products and are represented by the vendors to year 2000 compliant. The Company anticipates incurring certain costs related to the upgrade and replacement of existing systems in the normal course of business. These costs are not anticipated to be significant.


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

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

In August 1998, the Company had received notice from Nasdaq that the Company's stock price was not in compliance with the new minimum bid price requirement.

On July 1, 1998, the Company hired Mr. Joseph M. Merkin as its Chief Financial Officer and Treasurer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None.

EXHIBITS

The following exhibits are filed herewith.


Exhibit No.   Description of Exhibit
-----------   -------------------------------------------------------------
[i]  2.1      Asset Purchase Agreement dated February 2, 1996
              between the Company, Brewster's Coffee Company, Inc.
              and Peter D. Grumhaus

[ii] 2.2a     Asset Purchase Agreement by and among BAB Systems,
              Inc., Bagels Unlimited, Inc.("BUI"), and Donald Nelson and Mary Ann Varichak dated May 1, 1996

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

[iii] 2.3f   Consent to Assignment between Strathmore and Host
             International, Inc., dated March 13, 1996, as amended May 21, 1996

[iv] 2.4a    Acquisition Agreement dated May 1, 1997 by and among
             BAB Holdings, Inc., BAB Acquisition Corp., My
             Favorite Muffin Too, Inc., Muffin Holdings of
             Pennsylvania, a limited partnership, Ruth Stern, Owen Stern, and Ilona Stern

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

BAB HOLDINGS, INC.


Dated:October 13, 1998 By: /s/ JOSEPH M. MERKIN
                              --------------------

          		      Joseph M. Merkin
                  Chief Financial Officer
                  (Principal financial and
                   accounting officer)