Form 10KSB40
period 1998-11-30
BAB HOLDINGS INC
filed 1999-03-01
CIK 946713

FORM 10-KSB

               U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

(Mark one)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended: November 30, 1998

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

$14,549,240

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $6,346,401 based on 5,887,199 shares held by nonaffiliates as of February 19, 1999, and the average of the closing bid ($1.031) and asked ($1.125) prices for said shares in the Nasdaq SmallCap Market as of such date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
8,521,706 shares of Common Stock, as of February 26, 1999.


DOCUMENTS INCORPORATED BY REFERENCE

The Company's definitive proxy materials to be filed on or before March 30, 1999 are incorporated by reference in Part III of Form
10-KSB. In addition, certain exhibits identified in Part III,
Item 13 are incorporated by reference to said exhibits as previously filed with the Commission.

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


                                PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------


BAB Holdings, Inc. (the "Company") was incorporated under the laws of the State of Illinois on November 25, 1992 and currently operates, franchises and licenses bagel, muffin and coffee retail units under the Big Apple Bagels, My Favorite Muffin and Brewster's Coffee tradenames. At November 30, 1998, the Company had 293 units in operation in 32 states and two Canadian provinces. The Company additionally derives income from the sale of its trademark bagels, muffins and coffees through nontraditional channels of distribution including under licensing agreements with Host Marriott Services Corporation (Host Marriott), Mrs. Fields Cookies, Choice Picks Food Courts, and through direct home delivery of specialty muffin gift baskets and coffee.

The Big Apple Bagels brand franchise and Company-owned stores feature daily baked "from scratch" bagels, flavored cream cheeses, premium coffees, gourmet bagel sandwiches and other related products. Licensed
Big Apple Bagels units serve the Company's par-baked or frozen dough bagel products, freshly baked daily, and related products. The My Favorite Muffin brand consists of units operating as "My Favorite Muffin," featuring a large variety of freshly baked muffins, coffees and related products, and units operating as "My Favorite Muffin and Bagel Cafes," featuring these products as well as a variety of specialty bagel sandwiches and related products. The Company's Brewster's Coffee units are specialty coffee shops featuring a variety of premium arabica bean coffees--freshly brewed or in bulk--and related products. Big Apple
Bagels units are concentrated in the Midwest and Western United States, while My Favorite Muffin units are clustered in the Middle Atlantic
States and Florida. Brewster's Coffee units are currently located in Ohio. The Brewster's coffee products are featured in all Company-owned and many of the franchised units.

The Company has grown significantly since its initial public offering in November 1995 through growth in franchise units, Company-store development, acquisitions and the development of alternative distribution channels for its branded products. The Company intends to continue its expansion through these means in the future. With the acquisition of My Favorite Muffin Too, Inc. (MFM) on May 13, 1997, the Company immediately added 60 franchise and five Company-operated units. Through this acquisition the Company expects to continue to leverage on the natural synergy of distributing muffin products in existing Big Apple Bagels units and, alternatively, bagel products and Brewster's Coffee in existing My Favorite Muffin units. Additionally, in February 1999, the Company acquired eight bagel store units and a commissary from a related group of entities doing business as Jacobs Bros. Bagels ("Jacobs Bros.")
in Chicago, Illinois. The assets acquired comprised only a portion of the assets of the related group of entities. Most of these units will be converted to Company-owned tri-branded stores and three will continue to operate under the Jacobs Bros. Bagels tradename. The Company expects to realize efficiencies in servicing the combined base of Big Apple Bagels, My Favorite Muffin and Brewster's Coffee franchisees as a result of these acquisitions.


RISK FACTORS

Limited Operating History

The Company was formed in November 1992. As of November 30, 1998, the Company had 22 Company-owned stores and 271 franchised and licensed stores in operation. The company's growth from 2 Company-owned and 59 franchise units at the time of its initial public offering in November 1995 has been achieved primarily through acquisitions. Consequently, the Company's operating results achieved to date may not be indicative of the results that may be achieved in the future by the Company.


Operating Losses

The Company reported a loss from operations of $3,406,000 for the year
ended November 30, 1997.   However,  the Company reported income from
operations of $515,000 for the year ended November 30, 1998 and believes that its franchising and licensing operations and its Company-owned stores will generate revenues sufficient to exceed the expenses necessary to support such operations in the foreseeable future.


Recent Acquisitions

The Company's strategic plan has included growth through business acquisitions. Since the beginning of fiscal 1997, the Company has completed the acquisitions of Just Bagels, Inc. ("JBI"), MFM and
Jacobs Bros.   No assurance can be given that these or other
acquisitions will be profitable or that the Company will successfully integrate, convert or operate any acquired businesses.

As a result of acquisitions, the Company has grown significantly in size, has expanded the geographic area in which it operates and has added product lines and distribution channels. Any acquisition involves inherent uncertainties, such as the effect on the acquired businesses of integration into a larger organization and the availability of management resources to oversee the operations of the acquired business. The Company's ability to integrate the operations of acquired businesses is essential to its future success. There can be no assurance as to the Company's ability to integrate new businesses nor as to its success in managing the significantly larger operations resulting therefrom. Additionally, amortization of intangible assets recorded as a result of the acquisitions will have a significant impact on future operating results. During 1998 and 1997, the Company closed the stores acquired from JBI (see "Management's Discussion and Analysis" and Note 12 to the audited consolidated financial statements included herein.)


Recoverability of Intangible Assets

The Company has recorded significant intangible assets in connection with certain acquisitions. Applicable accounting standards require the Company to review long-lived assets (such as goodwill and other identifiable intangible assets) to be held and used by the Company for impairment whenever events or changes in circumstances indicate that the carrying values of those assets may not be recoverable. In the fourth quarter of fiscal 1997, the Company recorded a provision for impairment and store closures totaling $1,837,000. Of this amount, approximately $323,000 related to goodwill and other intangible assets related to stores acquired which have been closed (see "Management's Discussion and Analysis" and Note 12 to the audited consolidated financial statements included herein). While management believes goodwill and other identifiable intangible assets recorded as of November 30, 1998 to be fairly stated, it is possible that charges to write down assets will be required in the future. Any such charge could have a material adverse effect on the Company's financial results.


Rapid Growth

The Company has grown significantly during the past year and expects continued growth in franchising and licensed product distribution to continue in the future. The opening and success of franchised Big Apple Bagels, Brewster's Coffee and My Favorite Muffin stores will depend on various factors, including customer acceptance of these concepts in new markets, the availability of suitable sites, the negotiation of acceptable lease or purchase terms for new locations, permit and regulatory compliance, the ability to meet construction schedules, the financial and other capabilities of the Company and its franchisees, the ability of the Company to successfully manage this anticipated expansion and to hire and train personnel, and general economic and business conditions. Not all of the foregoing factors are within the control of the Company.

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


Terms of Credit Facility and Availability of Capital

In December 1998, the Company entered into a new bank credit facility for $1.75 million. This new credit facility, which expires December 31, 1999, replaces the previous secured line of credit in the amount of $2 million, which expired on December 31, 1998. This new credit line is secured by substantially all of the assets of the Company and is subject to essentially the same loan covenants as the expired line, including that the Company maintain a minimum net worth of $8 million and maintain a compensating cash balance of $250,000. At December 31, 1998 the Company had borrowed the maximum amount available under the new line of credit.

In January 1999, the Company obtained loan commitments totaling $1,350,000 from a finance company whereby the Company could borrow $950,000 to purchase certain assets of Jacobs Bros. and up to $400,000 to purchase equipment and fund remodeling required for the units acquired in the purchase. In February 1999, the Company borrowed $1,100,000 pursuant to these commitments.

The Company believes that its cash flows from current operations will provide sufficient working capital to enable the Company to meet operating requirements and compensating cash balance requirements for the foreseeable future, however, it is possible that additional financing will be required. The Company does not represent that it will be able to obtain any required additional financing or that such financing, if obtained, will be on terms favorable or acceptable to the Company. Any future equity financing may result in dilution to holders of the Common Stock and any future debt financing may reduce earnings. If the Company is unable to secure additional financing when needed, or at all, it could be required to significantly reduce the scope of its existing operations, or even to discontinue operations. (See "Management's Discussion and Analysis" and Notes 5 and 13 to the audited consolidated financial statements included herein.)


Dependence on Franchisees

The Company historically has received a significant portion of its revenues from initial franchise fees and continuing royalty payments from franchisees. Although the Company uses established criteria to evaluate franchisees, there can be no assurance that franchisees will have the business ability or access to financial resources necessary to successfully develop or operate stores in a manner consistent with the Company's concepts and standards. Additionally, no assurance can be given that desirable locations and acceptable leases can be obtained by franchisees. If the Company's franchisees encounter business or operational difficulties, the Company's revenues will be adversely affected. The poor performance of any franchisee may also negatively impact the Company's ability to sell new franchises. Consequently, at present, the Company's financial prospects are substantially related to the success of the franchise stores, over which the Company has limited control. There can be no assurance that the Company will be able to successfully attract new franchisees or that the Company's franchisees will be able to successfully develop and operate stores.

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


Competition

The food service industry in general, and the fast food/take-out sector in particular, are highly competitive, and competition is likely to increase. The Company believes that specialty bagel, muffin and coffee retail businesses are likely to become increasingly competitive. The Company competes against well-established food service companies with greater product and name recognition and with larger financial, marketing, and distribution capabilities than those of the Company, as well as innumerable local food service establishments that offer products competitive with those offered by the Company. The Company's principal competitors include Bruegger's Bagel Bakery ("Bruegger's"), Chesapeake Bagel Bakery ("Chesapeake"),
Einstein/Noah Bagel Corp. ("Einstein") and New World Coffee and Bagel
(which recently acquired Manhattan Bagel). In addition, other fast-food service providers, such as Dunkin' Donuts, have recently added bagels to their product offerings. Any increase in the number of food service establishments in areas where the Company's or its franchisees' sites are located could have a material adverse effect on the Company's sales and revenues. The Company competes for qualified franchisees with a wide variety of investment opportunities both in the food service business and in other industries. Investment opportunities in the bagel store business include competing franchises offered by Bruegger's, Chesapeake, Einstein and New World Coffee and Bagel, as well as operators of individual stores and multi-store chains.


Food Service Industry

Food service businesses are often affected by changes in consumer tastes; national, regional, and local economic conditions; demographic trends; traffic patterns; and the type, number, and location of competing restaurants. Multi-unit food service chains, such as the Company's, can also be substantially adversely affected by publicity resulting from problems with food quality, illness, injury, or other health concerns or operating issues stemming from one store or a limited number of stores. Such businesses are also subject to the risk that shortages or interruptions in supply caused by adverse weather or other conditions could negatively affect the availability, quality, and cost of ingredients and other food products. In addition, factors such as inflation, increased food and labor costs, regional weather conditions, availability and cost of suitable sites and the availability of experienced management and hourly employees may also adversely affect the food service industry in general and the Company's results of operations and financial condition in particular.


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


Dependence on Personnel

The Company's ability to develop and market its products and to achieve and maintain a competitive market position depends, in large part, on its ability to attract and retain qualified personnel and franchisees. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract and retain such personnel.


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


Potential Effects of Antitakeover Provisions

The Company is authorized to issue up to 4,000,000 shares of Preferred Stock, 120,000 shares of which have been designated Series A Convertible Preferred Stock. The remaining authorized preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by stockholders. The issuance of any Preferred Stock could adversely affect the rights of the holders of Common Stock, and specific rights granted to holders of preferred stock could restrict the Company's ability to merge with or sell its assets to a third party, thereby preserving control of the Company by its then owners.

Certain provisions of the Illinois Business Corporation Act (the
"Illinois Act") restrict a publicly-held corporation from engaging in a "business combination" with an "interested shareholder" or its affiliates, unless the business combination is approved by the Board of Directors or by a supermajority vote of the stockholders. These provisions of the Illinois Act could delay and make more difficult a business combination even if the business combination could be beneficial to the interests of the Company's shareholders.


Possible Depressive Effect on Price of Common Stock from Future Sales of Common Stock

As of February 1999, 1,719,004 shares of Common Stock are issuable from time to time pursuant to the terms of the Company's outstanding Series A Convertible Preferred Stock and related warrants issued to the holders of the Company's Series A Convertible Preferred Stock and to the placement agent for such Preferred Stock. In addition, the Company intends to file a registration statement covering the shares of Common Stock issuable under its Incentive Plan and Directors Plan, pursuant to which such shares, when issued, will be freely tradeable, except to the extent held by officers and directors who are limited to resale by Rule 144 under the Securities Act of 1933 ("the Act"). Further, in connection with the Jacobs Bros. acquisition in February 1999, the Company issued warrants for the purchase of 500,000 shares of Common Stock issued in consideration of the assets acquired and 160,000 shares of Common Stock to the investment bankers for services rendered in connection with the acquisition. All of these shall have certain limited rights to registration, to make the issue fully tradeable. In addition, pursuant to Rule 144 under the Act, these shares will be publicly tradeable in part beginning 5th year of the issuance. (See also "RECENT BUSINESS ACQUISITIONS" and "RECENT SALES OF UNREGISTERED SECURITIES.")

The sale, or availability for sale, of substantial additional amounts of Common Stock in the public market, in the offerings described above, could materially adversely affect the market price of the Common Stock and could impair the Company's ability to raise additional capital through the sale of its equity securities or debt financing.


Effects of Delisting From Nasdaq SmallCap Market

If the Company fails to maintain the qualification for its Common Stock to trade on the Nasdaq SmallCap Market, its Common Stock could be delisted from Nasdaq. In such event, trading, if any, in such securities would thereafter be conducted in the over-the-counter markets in the so-called "pink sheets" or the National Association of Securities Dealer's "Electronic Bulletin Board." Consequently, the liquidity of the Company's securities would likely be impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of the transactions, reduction in security analysts' and the news media coverage, if any, of the Company, and the lower prices for the Company's securities than might otherwise prevail.


Penny Stock Regulation

In the event the Company's securities are delisted from the Nasdaq SmallCap Market, as described above, the Company's securities could become subject to the rules and regulations under the Securities Exchange Act of 1934 relating to "penny stocks" (the "Penny Stock Rule"), which impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and certain institutional investors. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or authorized for quotation on the Nasdaq system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). For transactions covered by the Penny Stock Rule, a broker-dealer must, among other things, make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the Penny Stock Rule may reduce the level of trading activity in the secondary market for the Company's securities, may adversely affect the ability of broker-dealers to sell the Company's securities and may adversely affect the ability of purchasers in this offering to sell any of the securities acquired hereby in the secondary market.


RECENT BUSINESS ACQUISITIONS

In January 1997, the Company completed the acquisition of JBI and its affiliate, franchisees of the Company, operating a total of four stores in southern California. The total purchase price paid was $770,000, including $120,000 related to a noncompetition agreement with the former owners of JBI and was paid in part through the forgiveness of notes receivable and other receivables from JBI of approximately $486,000. The stores acquired were closed in 1997 and 1998 (see "Management's Discussion and Analysis" and Note 11 to the audited consolidated financial statements included herein).

On May 13, 1997, the Company acquired My Favorite Muffin Too, Inc., a New Jersey corporation. MFM franchised and operated muffin and bagel specialty retail stores concentrated primarily in the eastern United States and Florida, and had 60 franchise and 5 Company-operated units in operation. MFM was merged into BAB Acquisition Corporation, a wholly owned subsidiary of the Company, with MFM being the surviving entity. The acquisition through merger was completed by exchanging 150 shares of MFM common stock held equally by Owen Stern, Ruth Stern and Ilona Stern (the "Sellers"), for 432,608 shares of the Company's common stock, restricted as to transfer until January 1, 1999, and $259,000 in cash. In addition to current liabilities, the Company has assumed approximately $350,000 of MFM's existing bank debt. The Company has retained two of the three Sellers as employees of the Company pursuant to employment contracts, through May 8, 2001 for Owen Stern, and through May 8, 2000 for Ruth Stern. (See "Management's Discussion and Analysis" and Note 11 to the audited consolidated financial statements included herein).

On February 1, 1999 the Company acquired certain assets of Jacobs Bros. which include eight retail bagel stores and a central commissary facility in exchange for $950,000 in cash and warrants for the purchase of an aggregate of 500,000 shares of Common Stock at an exercise price of $1.25 per share as to 275,000 shares and $1.50 per share as to 225,000 shares. These warrants are first exercisable on February 1, 2000 and expire on January 31, 2006. Further, the Company entered into noncompetition agreements with two former principals of Jacobs Bros. totaling $210,000 to be paid over varying periods. (See "Management's Discussion and Analysis" and Note 13 to the audited consolidated financial statements included herein).


LOCATIONS

The following table sets forth the states and provinces in which the Company's units were located as of November 30, 1998.

                     COMPANY
STATE/PROVINCE        OWNED    FRANCHISED  LICENSED  TOTAL
---------------      -------   ----------  --------  -----

UNITED STATES:
Alabama                            1                    1
Arizona                                        1        1
California              8          2                   10
Colorado                           6                    6
Connecticut                        1           2        3
Florida                           12           9       21
Georgia                            3           6        9
Illinois                2         37           7       46
Indiana                            7                    7
Iowa                              10                   10
Kentucky                           3                    3
Maryland                                       3        3
Massachusetts                      1                    1
Michigan                          23           3       26
Minnesota                          7           1        8
Missouri                                       7        7
Nebraska                           3                    3
Nevada                             2           5        7
New Jersey                        18           8       26
New York                           2          11       13
North Carolina                                 5        5
Ohio                    2         10           2       13
Oregon                             1                    1
Pennsylvania            3         11           1       15
South Carolina                     1                    1
Tennessee                                      1        1
Texas                              6                    6
Utah                               2                    2
Virginia                           1                    1
Washington                         2                    2
West Virginia                      1                    1
Wisconsin               7         17           3       27
CANADA:
British Columbia                   1           2        3
Ontario                            3                    3
                     -----     ------       -----    -----
Total                  22        194          77      293
                     =====     ======       =====    =====

STORE OPERATIONS

BIG APPLE BAGELS--Big Apple Bagels franchised and Company-owned stores daily bake "from scratch" over 18 varieties of fresh bagels and prepare up to 18 varieties of cream cheese spreads. Licensed units under Host Marriot, and Choice Picks Food Courts serve the Company's par-baked
frozen bagel products, freshly baked daily.   Stores also offer a
variety of breakfast and lunch bagel sandwiches, soups, various dessert
items, and gourmet coffees and other beverages.   A typical Big Apple
Bagels franchise or Company-owned store is located within a three-mile radius of at least 25,000 residents in an area with a mix of both residential and commercial properties. The average Company-owned or franchised store ranges from 1,500 to 2,000 square feet. The Company's current store design is approximately 2,000 square feet, with seating capacity for 30 to 40 persons, and includes 750 square feet devoted to production and baking. A satellite store is typically smaller than a production store, averaging 600 to 1,000 square feet. Although franchise stores may vary in size from Company-owned stores, and from other franchise stores, store layout is generally consistent. Licensed units are generally located in airports, travel plazas, hotels, and universities.

MY FAVORITE MUFFIN--My Favorite Muffin franchised and Company-owned stores bake 20 to 25 varieties of muffins daily, from over 400 recipes, plus a variety of bagels. They also serve gourmet coffees, beverages and, at My Favorite Muffin and Bagel Caf, locations, a variety of bagel sandwiches and related products. While a number of MFM units are located in shopping mall locations with minimal square footage of 400 to 800 square feet, the typical strip mall prototype unit is approximately 2,000 square feet with seating for 30 to 40 persons. A typical MFM franchise or Company-owned store is located within a three-mile radius of at least 25,000 residents in an area with a mix of both residential and commercial properties.

BREWSTER'S COFFEE--Brewster's Coffee licensed units serve a variety of arabica bean coffees, both freshly brewed and in bulk, and related products such as bagels, muffins and other beverages. The typical Brewster's coffee location is approximately 1,500 square feet and offers seating for 20 to 30 persons and is generally located in high traffic urban or suburban location.


FRANCHISING

The Company requires payment of an initial franchise fee per store, plus a 5% royalty on net sales. Additionally, Big Apple Bagels ("BAB") franchisees are members of a national marketing fund requiring a 2% contribution based on net sales. MFM franchisees pay a 1% net sales contribution to a national marketing fund. The Company currently requires a franchise fee of $25,000 on a franchisee's first BAB or MFM store. The fee for subsequent production stores is $20,000 and $15,000 for satellite and kiosk stores.

The Company has revised its Uniform Franchise Offering Circular to provide for, among other things, the opportunity for prospective franchisees to enter into a preliminary agreement for their first production store. This agreement enables a prospective franchisee a period of 60 days in which to locate a site. The fee for this preliminary agreement is $10,000. If a site is not located and approved by the franchisor within the 60 days, the prospective franchisee will receive a refund of $7,000. If a site is approved, the entire $10,000 will be applied toward the initial franchise fee. See also "Government Regulation."

The Company's franchise agreements provide a franchisee with the right to develop one store at a specific location. Each franchise agreement is for a term of ten years with the right to renew. A franchisee is required to be in operation not later than ten months following the signing of the franchise agreement.

Area development agreements, which may be granted to new or existing franchisees, provide that a franchisee may open a predetermined number of concept stores within a defined geographic area (an "Area of Exclusivity"). The Area of Exclusivity is negotiated prior to the signing of the area development agreement and varies by agreement as to size of the area, the number of stores required, and the schedule for store development and opening. The Company's current area development fee is $5,000 per store to be developed. As additional franchise agreements are executed, additional franchise fees are collected. The area development fee is not refundable if no franchise agreement is executed.

The Company currently advertises its franchising opportunities at franchise trade shows and in directories, newspapers and business opportunity magazines worldwide. In addition, a substantial number of prospective franchisees contact the Company as a result of patronizing an existing store.

In February 1997, the Company entered an agreement with Franchise Mortgage Acceptance Company, LLC ("FMAC") of Greenwich, Connecticut to provide financing to qualified existing franchisees for the purpose of adding second or subsequent units. FMAC has reserved a total of $25 million for the program, which is expected to assist in increasing the
number of units in the Company's franchise system.   Pursuant to the
agreement, the Company guarantees up to 10% of the amount funded by FMAC in each 12-month period commencing from the date the first financing is funded. As of November 30, 1998, FMAC has advanced funds totaling $1,040,000 to franchisees.


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

The Company believes that the most direct competitors of its bagel concept units are New World Coffee and Bagel (which recently acquired the operations of Manhattan Bagel), Bruegger's, Chesapeake, and Einstein, all of which are also franchisors. There are several other regional bagel chains with fewer than fifty stores, all of which may be expected to compete with the Company. There is currently not a major national competitor in the muffin business, but there are a number of local and regional operators. Additionally, the Company competes directly with a number of national, regional and local coffee concept stores and brandnames.

The Company competes, and can be anticipated to compete, against numerous small independently owned bagel bakeries, and national fast food restaurants, such as Dunkin' Donuts, that offer bagels and muffins as part of their breakfast food offerings and supermarket bakery sections. In particular, the Company's bagels compete against Lenders Bagels and other brands of fresh and frozen bagels offered in supermarkets. Certain of these competitors may have greater product and name recognition and larger financial, marketing and distribution capabilities than the Company. In addition, the Company believes that the startup costs associated with opening a retail food establishment offering similar products on a stand-alone basis are competitive with the startup costs associated with opening its concept stores and, accordingly, such startup costs are not an impediment to entry into the retail bagel, muffin or coffee businesses.

The Company believes that its stores compete favorably in terms of taste, food quality, convenience, customer service, and value, which the Company believes are important factors to its targeted customers. Competition in the food service industry is often affected by changes in consumer taste; national, regional, and local economic and real estate conditions: demographic trends, traffic patterns; the cost and availability of labor; consumer purchasing power; availability of product, and local competitive factors. The Company attempts to manage or adapt to these factors, but not all such factors are within the Company's control and such factors could cause the Company and some or all of its area developers and franchisees to be adversely affected.

The Company competes for qualified franchisees with a wide variety of investment opportunities in the restaurant business and in other industries. The Company's continued success is dependent to a substantial extent on its reputation for providing high quality and value with respect to its service, products and franchises, and this reputation may be affected not only by the performance of Company-owned stores but also by the performance of its franchise stores, over which the Company has limited control.


TRADEMARKS AND SERVICE MARKS

The trademarks and service marks "Big Apple Bagels," "Brewster's Coffee" and "My Favorite Muffin" are registered under applicable federal trademark law. These marks are licensed by the Company to its franchisees pursuant to franchise agreements, and the Company has licensed the "Big Apple Bagels" mark to Big Apple Bagels, Inc., a corporation which is wholly owned by Paul C. Stolzer, a principal stockholder and a former director and president of the Company. Mr. Stolzer served as a consultant to the Company through February 1999. In February 1999 the Company acquired the trademark of "Jacobs Bros. Bagels" upon purchasing certain assets of Jacobs Bros.
The "Jacobs Bros. Bagels" mark is also registered under applicable federal trademark law.

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


EMPLOYEES

As of November 30, 1998, the Company employed 307 persons. Of these individuals, 266 work in the Company-owned stores and the majority are part-time employees. The remaining employees are responsible for oversight of franchising and Company-store operations. None of the Company's employees are subject to any collective bargaining agreements, and management considers its relations with its employees to be good.


YEAR 2000 ISSUE

The Year 2000 issue is the result of computer programs written to identify the applicable year with two digits rather than four. As written, these programs may identify the year "00" as 1900 rather than 2000, which could result in system miscalculations or systems failure leading to potentially substantial business disruptions.

The Year 2000 problem could affect computers, software and other equipment used, operated or maintained by the Company. Accordingly, the Company has adopted a Year 2000 plan which consists of identifying all of its internal computer programs, systems and hardware and contacting its vendors to obtain assurance that each product is Year 2000-compliant. During this process, one exception was identified in the Company's point of sale hardware and software for certain restaurant units. The Company expects to incur capital costs totaling approximately $10,000 to purchase Year 2000-compliant hardware and software for those units. The Company presently believes that all of its information technology systems will be Year 2000 compliant in a timely manner. Costs related to the Year 2000, other than the cost related to the point of sale system, are not expected to be material.

In addition, the Company is currently in the process of identifying all significant third party vendors, including the Company's landlords, equipment vendors, service providers, banks and utility companies and assessing the impact on the Company if those vendors are not Year 2000-compliant. To date, the Company is not aware of any third party vendors whose malfunctions would materially disrupt the Company's business. However, third party compliance efforts are outside the Company's control. To the extent that the Company determines that a significant vendor is not likely to be Year 2000 compliant, the Company intends to develop contingency plans which include obtaining alternative sources
for any product or service material to the business.   There can be no
assurance that all of the Company's material third party vendors will be Year 2000 compliant or that the Company will successfully develop and implement satisfactory contingency plans on a timely basis. The occurrence of any such event could materially impact the financial condition or results of operations of the Company.


ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

The Company's principal executive office, consisting of approximately 7,300 square feet, is located in Chicago, Illinois and is leased pursuant to two leases, expiring in March 2000 and June 1999. The Company believes that these facilities will be adequate to meet its needs for the remainder of the term of the two leases. The Company expects to renew the leases on the current space under terms favorable to the Company. As a result, no relocation expense is anticipated in the foreseeable future. In connection with the MFM acquisition, the Company assumed a lease on approximately 6,600 square feet of office space used as the former MFM corporate headquarters, expiring in September 2000. In October 1997, the Company entered into 2 agreements to sublease the entire facility. These sublease agreements expire in March 2000 and September 2000, respectively. Additionally, the Company leases space for each of its Company-owned stores. Lease terms for these stores are generally for initial terms of five years and contain options for renewal for one or more five-year terms. (See Note 6 to the audited consolidated financial statements included herein.)


ITEM 3.  LEGAL PROCEEDINGS
--------------------------

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

During the fourth quarter of the fiscal year ended November 30, 1998, no matter was submitted to a vote of security holders.


                                 PART II


ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
---------------------------------------------------------------------

The following table sets forth the quarterly high and low sale prices for the Company's Common Stock, as reported in the Nasdaq SmallCap Market for the two years ended November 30,1998. The Company's Common Stock is traded under the symbol "BAGL."

                                           LOW           HIGH
                                          -----          ----
   YEAR ENDED NOVEMBER 30, 1997
   First quarter....................      $3.13          $8.25
   Second quarter...................       2.50           4.50
   Third quarter....................       2.50           3.63
   Fourth quarter...................       1.06           3.63
   YEAR ENDED NOVEMBER 30, 1998
   First quarter....................      $ .63          $1.38
   Second quarter...................        .63           1.44
   Third quarter....................        .63           1.33
   Fourth quarter...................        .50           1.00

As of February 24, 1999, the Company's Common Stock was held of record by 208 holders. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners. The Company estimates that the number of beneficial owners of its common stock at February 10, 1999 is 2,800, based upon information provided by a proxy services firm.


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


RECENT SALES OF UNREGISTERED SECURITIES

On March 27, 1997, the Company authorized and issued a series of convertible Preferred Stock which has liquidation and dividend rights senior to that of Common Stock. Such securities were offered and sold without registration under the Securities Act of 1933 (the "Act") in reliance upon Sections 4 (2) and 4(6) of the Act. See Note 8 to the audited consolidated financial statements included herein and Exhibit
4.4 to the report on Form 10-QSB filed for the quarter ended February 28, 1997 for further information.

On May 13, 1997, the Company issued a total of 432,608 shares of Common Stock to acquire MFM. Such securities were offered and sold without registration under the Act in reliance upon Section 4(2) of the Act. See Note 11 to the audited consolidated financial statements included herein and Form 8-K filed with the Commission on May 28, 1997 (as amended on July 23, 1997 and December 15, 1997.)

On February 1, 1999 the Company issued warrants for purchase of an aggregate of 500,000 shares of the Company's Common Stock in connection with the acquisition of certain assets of Jacobs Bros. These warrants are exercisable at an exercise price of $1.25 per share as to 275,000 shares and $1.50 per share as to 225,000 shares commencing February 1, 2000 and ending on January 31, 2006. The warrants were offered and sold without registration under the Act in reliance upon Section 4(2) of the Act.

On February 26, 1999 the Company issued a total of 160,000 shares of Common Stock in connection with services rendered in the Jacobs Bros. aquisition, including 65,000 shares which may be deemed to be beneficially owned by David Epstein, a member of the Board of Directors of the Company. Such securities were offered and sold without registration under the Act in reliance upon Section 4(2) of the Act.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------

The selected financial data contained herein have been derived from the consolidated financial statements of the Company included elsewhere in this Report on Form 10-KSB. The data should be read in conjunction with the consolidated financial statements and notes thereto. Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding the development of the Company's business, the markets for the Company's products, anticipated capital expenditures, and the effects of completed and proposed acquisitions, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Certain risks and uncertainties are wholly or partially outside the control of the Company and its management, including its ability to attract new franchisees; the continued success of current franchisees; the effects of competition on franchisee and Company-owned store results; consumer acceptance of the Company's products in new and existing markets; fluctuation in development and operating costs; brand awareness; availability and terms of capital; adverse publicity; acceptance of new product offerings; availability of locations and terms of sites for store development; food, labor and employee benefit costs; changes in government regulation (including increases in the minimum wage; regional economic and weather conditions; the hiring, training, and retention of skilled corporate and restaurant management; and the integration and assimilation of acquired concepts. Accordingly, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


GENERAL

Since its inception in November 1992, the Company has grown to 22 Company-owned stores and 271 franchised and licensed units at the end of fiscal 1998. Units in operation at the end of fiscal 1997 included 28 Company owned stores and 229 franchised and licensed units. System-wide revenues in fiscal 1998 reached $79 million compared to $62 million in the year ago period. The increase is due, in part, to the 1997 acquisition of MFM which contributed approximately $20.6 million to system-wide sales in fiscal 1998, an increase of $8.5 million over its contribution in the prior fiscal year. This rapid expansion in operations significantly affects the comparability of results of operations of the Company in several ways.

The Company's revenues are derived primarily from the operation of Company-owned stores, initial franchise fees and ongoing royalties paid to the Company by its franchisees. Additionally, the Company has significantly increased revenue derived from the sale of licensed products as a result of purchasing trademarks (My Favorite Muffin and Brewster's) and licensing contracts (licenses with Host Marriott), and by directly entering into licensing agreements (Choice Picks Food Courts, Oberweis Dairy and Mrs. Fields Cookies). The increase in overall revenues has reduced the dependence on the initial franchise fees as a source of income.

On May 13, 1997, the Company completed the acquisition of MFM. This acquisition augmented the Company's existing product offerings with a premium muffin product and provided additional points of distribution for the Company's branded bagel and coffee products. It is expected that the introduction of MFM muffin products will enhance the revenue potential of the Company's bagel stores and result in operating leverage as corporate overhead is spread over the additional acquired units (58 franchise and 3 Company-operated units at November 30, 1998.) The Company has reduced the number of MFM employees, subleased the office space which was formerly the MFM headquarters in New Jersey, and has completed the integration of MFM operations into its Chicago, Illinois headquarters. Since the process of integration of MFM products into the Company's existing units does not entail any significant increase in administrative overhead (the Company already has significant infrastructure in place to oversee franchisee and Company stores operations), the Company experienced improved profitability during fiscal 1998 due to increased retail sales and royalty revenues attributable to these products.

During the fourth quarter of fiscal 1997, management identified certain under-performing stores which were operating at a loss and which, based on the estimated future cash flows, were considered to be impaired.
Four of the seven stores which were considered to be impaired were located in the southern California market. In accordance with the Financial Accounting Standards Board Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the Emerging Issues Task Force Issue No. 94-3, "Liability Recognition of Costs to Exit an Activity," management recorded a provision for impairment of assets and store closures which totaled approximately $1,837,000. Approximately $1,333,000 represents a noncash write-down of property and equipment and goodwill associated with these units, and the remainder represents a reserve for store closing costs. One store was closed during fiscal 1997 and the remaining units were closed during the first quarter of 1998. These store closings improved cash flow from remaining Company-store operations and the profitability of operations overall.

With the increase in both franchise and licensed operations and the acquisition of MFM, the Company has experienced increases in payroll, occupancy and overhead costs in the corporate offices. At November 30, 1998, the Company had 41 employees at the corporate level who oversee operations of the franchise, licensed and Company-owned store operations, down from 54 at the end of 1997. Selling, general and administrative expenses are down in fiscal 1998 from fiscal 1997 both as a percentage of revenue and also in absolute dollars. Efficiencies have resulted in selling, general and administrative expenses decreasing 9.7% in 1998 over 1997, which translates into a reduction of $636,000
which was achieved with a modest increase in revenue.   Management
expects that these costs, as a percentage of revenue, will continue to decline as additional franchise and Company-owned units are added. Additionally, as the Company approximately doubled the space at the corporate headquarters in late 1996 through subletting an office suite adjacent to the Company's existing offices, it is anticipated that the Company will not require additional office facilities in fiscal 1999. The Company is currently negotiating a new lease combining the two leases and anticipates that such negotiations will be successful in producing an acceptable new lease for the existing space. The Company believes it is in a position to continue to leverage selling, general and administrative expenses against increased revenues anticipated in fiscal 1999.


RESULTS OF OPERATIONS

The following table sets forth, for the fiscal years 1998 and 1997, revenue by type and as a percentage of total revenue during the year (in thousands):

                                       Year ended November 30,
                              -----------------------------------------
                                   1998           1997       Inc.(Dec.)
                              --------------  -------------  ----------
   Selected Revenue Data:
   Company-owned stores.....  $8,930   61.4    $9,846  69.5%   $ (916)
   Royalty fees from
     franchised stores......  $3,178   21.8     2,367  16.7%      811
   Franchise and area
     development fees.......  $1,104    7.6     1,005   7.1%       99
   Licensing fees and
     other income...........  $1,337    9.2       948   6.7%      389
                              ------- ------  ------ ------    ------
   Total                     $14,549  100.0%  $14,166 100.0%    $ 383
                              ======= ======  ======  ======    ======


FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

Total revenues increased 3% to $14,549,000 in 1998 from $14,166,000 in the prior year. The reduction in the rate of revenue growth as compared to that achieved in prior years was anticipated due to the closing of seven Company-owned stores identified as impaired in the fourth quarter of 1997 and the six additional units which were closed or sold as franchised units in the current fiscal year. The reduction in the number of units operating during fiscal 1998 versus fiscal 1997 resulted in the 9% decrease in revenues generated by Company-owned stores. Royalty fees from franchise stores increased by 34% to $3,178,000 in fiscal 1998 from $2,367,000 in fiscal 1997 principally due to the addition of the 60 MFM franchised units in May 1997. Franchise and area development fee revenue increased 10 % from the year-ago period and is attributed to an expanded presence in the international market. Finally, licensing fees and other income increased by 41% in fiscal 1998 from the previous year as the Company continued to develop various nontraditional channels of distribution, including commissions received on the sale of Brewster's Coffee to its franchisees and licensees, fees paid by Host Marriott licensed units based on retail sales, and commissions received from a third party commercial baker on sales of par-baked Big Apple Bagels to all licensed units.

Food, beverage and paper costs incurred at the Company-owned stores decreased 9% from the prior year, which is consistent with decrease in the related revenues. Store payroll and other costs decreased by $646,000, or 11%, from $5,859,000 recorded in fiscal 1997. The reduction in store payroll and other costs have resulted in an improved contribution to profitability by Company-owned stores of over 1% from that experienced in the prior year.

The 1997 results of operations include the decision to close under-performing stores, which resulted in the recognition of a fourth quarter 1997 charge of approximately $1,837,000, or $0. 25 per share. Approximately 73% of this charge to net income, or $1,333,000, represents a noncash write-down of property and equipment and associated goodwill to fair market value. The remainder represents a reserve established to accrue for future noncancelable lease obligations, plus the costs to close the stores. (See Note 12 to the audited consolidated financial statements included herein.)

Selling, general and administrative expenses decreased by $636,000 in 1998 to $5,930,000. The increasing base of Company-owned and franchised stores has resulted in a favorable trend with respect to overhead costs
--- fiscal year 1998 costs represented 40.8% of revenues and fiscal year 1997 costs represented 46.4% of revenues. Payroll-related expenses increased in 1998 by $204,000. Depreciation and amortization decreased in 1998 by 21% due to the disposition of equipment, furniture and fixtures from the closed stores. Other selling, general and administrative expenses decreased from 11.8% of revenue to 9.1% of revenue in fiscal 1998. Excluding depreciation and amortization, fiscal 1998 selling, general and administrative expenses were less than 33% of total revenues compared to 36% in the year ago period as the Company continues to experience operating leverage from its increasing revenue base.

Income from operations was $515,000 in fiscal 1998 versus a loss from operations of $3,406,000 in fiscal 1997. Interest income increased to $119,000 in fiscal 1998 from $75,000 in the prior year due to the increase in notes receivable during fiscal 1998. Interest expense was $206,000 during 1998 versus $75,000 in 1997 as a result of the increased borrowing on the Company's credit facility.

Income before taxes totaled $483,000 during the current fiscal year as compared to a loss of $3,402,000 in the prior year. A benefit for income taxes of $164,000 was recorded during fiscal 1998 due principally to a reduction in the valuation allowance established for the tax benefit of net deductible temporary differences and operating loss carryforwards. In the prior year, the Company had fully reserved the deferred tax asset.

The net income in fiscal 1998 was $647,000 versus a net loss of $3,402,000 for fiscal 1997. Preferred dividends accumulated during 1998 of $148,000 compared to $648,000 in the prior year. Approximately $387,000 of the dividend accumulated in the prior year was attributable to the 15% discount available to holders of the Preferred Stock in acquiring Common Stock upon ultimate conversion. Such discounts must be recognized as dividends under generally accepted accounting principles. In addition, the Company was obligated to issue warrants to purchase two shares of Common Stock for each share of Preferred Stock on August 1, 1997. The value of these two-year warrants was recorded as a Preferred Stock dividend of $138,000. The preferred dividends attributable to the conversion discount and the warrants was fully recognized in fiscal 1997. (See Note 8 of the audited consolidated financial statements included herein.)

Net income attributable to holders of common stock was $499,000, or $.06 per share (basic and diluted), for fiscal 1998 versus a net loss attributable to common shareholders of $4,050,000, or $0.55 per share (basic and diluted), in the prior fiscal year. (See Note 9 of the audited consolidated financial statements included herein.)

On a pro forma basis, had the acquisitions of MFM and JBI occurred at the beginning of fiscal 1997, revenues for fiscal 1997 would have been $15,421,000. The net loss on a pro forma basis for 1997 would have been
$3,500,000.     Pro forma net loss per share would have been
approximately $0.54 for the fiscal year ended November 1997.


LIQUIDITY AND CAPITAL RESOURCES

The net cash provided by operating activities totaled $303,000 during fiscal 1998. Cash provided principally represents net income, adjusted for the deferred tax benefit and depreciation and amortization, of $1,647,000 plus $350,000 in prepaid license fee which will be earned in fiscal 1999 and 2000, a reduction of prepaids and other current assets of $386,000. Cash provided in fiscal 1998 is offset by principally due to the overall increase in accounts and notes receivables totaling $625,000 and the reduction in payables, accrued liabilities and reserves of $1,210,000. The net cash used in operating activities totaled $1,220,000 in fiscal 1997.

Cash used for investing activities during 1998 totaled $146,000, and was used primarily for the purchase of property, equipment and trademarks offset by loan repayments. In the prior year, cash used for investing activities totaled $3,814,000 which consisted primarily of $3,795,000 used for the purchase of property and equipment associated with the acquisition and development of 20 Company-owned units. The net cash used in investing activities totaled $1,220,000 in fiscal 1997.

Financing activities provided $3,261,000 during fiscal 1997. In April 1997, the Company completed the sale of 87,710 shares of Preferred Stock in a private placement to qualified investors, netting approximately $2 million after placement agent commissions and fees. Additionally, in April 1997, the Company entered into a $2 million secured line of credit agreement ("the Line") with a bank expiring in December 1998. Maximum borrowing under the Line was limited to a borrowing base of 80% of accounts receivable under 90 days and 40% of the cost of equipment, furniture and fixtures. Interest was payable monthly at prime plus 1% with principal due upon maturity at December 31, 1998.

Financing activities provided a total of $153,000 during fiscal 1998. This was substantially the net amount of borrowings and repayments on the Line. At November 30, 1998, the Company had $1,877,000 outstanding against the Line.

The Line was secured by substantially all of the assets of the Company and required, among other things, that the Company maintain minimum net worth of $8 million and a compensating cash balance of $250,000. From time to time during fiscal 1998, the Company fell below the compensating cash balance requirement and obtained waivers from the bank to lower the requirement for specified periods of time. In December 1998, the Company repaid $127,000 and replaced the Line with a $1.75 million line of credit facility which matures at December 31, 1999 on terms essentially the same as the Line. However, in the event the Company's cash balances fall below the compensating cash balance requirements, the Company can cure the default by paying additional interest in the amount of prime plus 4% on the difference between $250,000 and the cash balance.

In January 1999, the Company obtained loan commitments totaling $1,350,000 from a finance company whereby the Company could borrow $950,000 to purchase certain assets of Jacobs Bros. and up to $400,000 to purchase equipment and fund remodeling required for the units acquired in the purchase. In February 1999, the Company borrowed $1,100,000 pursuant to these commitments.

The Company believes that improved cash flow from existing operations will be sufficient to fulfill its working capital requirements for the foreseeable future.


ITEM 7.  FINANCIAL STATEMENTS
-----------------------------

The Consolidated Financial Statements and Report of Independent Auditors is included immediately following.


                         BAB HOLDINGS, INC.

               CONSOLIDATED FINANCIAL STATEMENTS AND
                   INDEPENDENT AUDITOR'S REPORT

              YEARS ENDED NOVEMBER 30, 1998 AND 1997

                         BAB HOLDINGS, INC.

              Years Ended November 30, 1998 and 1997


                          C O N T E N T S
                          ---------------

	                                       Reference	      Page

Independent Auditor's Report                               1

Consolidated Balance Sheets             Exhibit A          2

Consolidated Statements of Operations   Exhibit B          3

Consolidated Statements of
   Stockholders' Equity                 Exhibit C          4

Consolidated Statements of
   Cash Flows                           Exhibit D        5-6

Notes to Consolidated Financial
   Statements                                           7-23

                      INDEPENDENT AUDITOR'S REPORT
                      ----------------------------


Stockholders and Board of Directors
BAB Holdings, Inc.
Chicago, Illinois


We have audited the accompanying consolidated balance sheet of BAB HOLDINGS, INC. as of November 30, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of BAB HOLDINGS, INC. as of and for the year ended November 30, 1997, were audited by other auditors whose report dated February 27, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BAB HOLDINGS, INC. as of November 30, 1998, and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                              /s/ Blackman Kallick Bartelstein, LLP



February 6, 1999

                              BAB HOLDINGS, INC.

                          Consolidated Balance Sheets

                           November 30, 1998 and 1997

                                     ASSETS
                                     ------
                                                    1998         1997
                                                -----------   -----------
Current Assets:
  Cash and cash equivalents, including
   restricted cash of $218,646 in 1998
   and $285,442 in 1997                          $   700,162  $   389,896
  Receivables
     Trade accounts receivable, net of
      allowance for doubtful accounts of
      $341,000 in 1998 and $217,000 in 1997        1,181,282      988,992
     National Marketing Fund contributions
      receivable                                     309,633      382,432
     Notes receivable, net of allowance for
      doubtful accounts of $20,000 in 1998
      and 1997                                       444,560      203,230
  Inventories                                        298,501      344,424
  Deferred franchise costs                            18,227       76,805
  Assets held for sale                                     -      170,500
  Prepaid expenses and other current assets          206,952      422,913
  Deferred income taxes                              431,719            -
                                                  ----------   ----------
          Total Current Assets                     3,591,036    2,979,192

Property and Equipment
  Leasehold improvements                           2,618,906    2,690,940
  Furniture and fixtures                             744,833      686,542
  Equipment                                        2,513,715    2,513,289
  Construction in progress                            68,543       80,830
                                                  ----------   ----------
                                                   5,945,997    5,971,601
  Less accumulated depreciation                   (1,743,800)    (882,693)
                                                  ----------   ----------
          Total Property and Equipment, Net        4,202,197    5,088,908

Notes Receivable                                   1,086,100      785,065
                                                  ----------   ----------
Intangibles
  Patents, trademarks and copyrights, net of
   accumulated amortization of $90,374 in 1998
   and $56,025 in 1997                               568,683      527,140
  Goodwill, net of accumulated amortization
   of $164,806 in 1998 and $101,629 in 1997        2,591,515    2,599,393
  Franchise contract rights, net of accumulated
   amortization of $152,375 in 1998 and
   $60,442 in 1997                                 1,919,909    2,011,842
  Other assets, net of accumulated amortization
   of $235,056 in 1998 and $424,855 in 1997          485,551      635,706
                                                  ----------   ----------
           Total Intangibles, Net                  5,565,658    5,774,081
                                                  ----------   ----------
                                                 $14,444,991  $14,627,246
                                                  ==========   ==========

The accompanying notes are an intergral part of the consolidated financial statements.

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
                                                    1998           1997
                                               ------------    ------------
Current Liabilities
  Accounts payable                             $  1,014,734    $  1,603,661
  Accrued liabilities                               714,789         768,977
  Reserve for closed store expenses                  36,388         504,203
  Accrued professional and other services           214,972         227,895
  Unexpended National Marketing Fund
   contributions                                    465,173         522,722
  Long-term debt due within one year                134,814          26,143
  Deferred franchise fee revenue                    360,500         642,000
                                               ------------    ------------
          Total Current Liabilites                2,941,370       4,295,601
                                               ------------    ------------
Noncurrent Liabilities
  Deferred revenue                                  263,996               -
  Deferred income taxes                             251,719               -
  Long-term debt, net of portion included
   in current liabilities                         1,759,954       1,676,895
                                               ------------    ------------
          Total Noncurrent Liabilities            2,275,169       1,676,895
                                               ------------    ------------
          Total Liabilities                       5,217,039       5,972,496
                                               ------------    ------------
Stockholders' Equity:
  Common stock, no par value; 20,000,000
   shares authorized; 8,655,006 shares and
   7,981,630 shares issued, respectively;
   and 8,361,706 shares and 7,711,630 shares
   outstanding, respectively                     11,430,452      10,908,062
  Preferred stock, $0.01 par value; 3,880,000
   shares authorized; no shares issued
   and outstanding                                        -              -
  Series A Preferred stock, $25.00 par value,
   120,000 shares authorized; 60,000 shares and
   78,710 issued and outstanding, respectively    1,548,731       1,862,035
  Treasury stock at cost, 293,300 shares and
   270,000 shares, respectively                     (36,067)        (17,500)
  Additional paid-in capital                      1,252,402       1,368,619
  Accumulated deficit                            (4,967,566)     (5,466,466)
                                               ------------    ------------
         Total Stockholders' Equity               9,227,952       8,654,750
                                               ------------    ------------
                                               $ 14,444,991    $ 14,627,246
                                               ============    ============

                               BAB HOLDINGS, INC.

                      Consolidated Statements of Operations

                      Years Ended November 30, 1998 and 1997

                                                   1998          1997
                                               -----------    -----------
Revenues
  Net sales by Company-owned stores            $ 8,929,664    $ 9,846,020
  Royalty fees from franchised stores            3,178,262      2,367,220
  Franchise and area development fees            1,104,000      1,005,545
  Licensing fees and other income                1,337,314        947,658
                                               -----------    -----------
            Total Revenues                      14,549,240     14,166,443

Operating Costs and Expenses
  Food, beverage, and paper costs                2,998,079      3,309,504
  Store payroll and other operating expenses     5,213,359      5,859,322
  Provision for impairments and store closures    (107,699)     1,836,981
  Selling, general, and administrative expenses:
     Payroll-related expenses                    2,262,616      2,058,644
     Advertising and promotion                     532,678        603,373
     Professional service fees                     362,360        514,319
     Franchise-related expenses                    261,287        232,964
     Depreciation and amortization               1,180,259      1,490,329
     Other                                       1,331,146      1,666,659
                                               -----------    -----------
             Total Selling, General and
               Administrative Expenses           5,930,346      6,566,288
                                               -----------    -----------
             Total Operating Costs
               and Expenses                     14,034,085     17,572,095
                                               -----------    -----------
Income (Loss) from Operations                      515,155     (3,405,652)

Interest Income                                    119,244         74,513

Interest Expense                                  (205,618)       (74,651)

Other Income                                        54,022          3,701
                                               -----------    -----------
Income (Loss) Before Taxes                         482,803     (3,402,089)

Provision (Benefit) for Income Taxes
  Current                                           16,039              -
  Deferred                                        (180,000)             -
                                               -----------    -----------
                                                  (163,961)             -
                                               -----------    -----------
Net Income (Loss)                                  646,764     (3,402,089)

Preferred Stock Dividends Accumulated             (147,864)      (648,197)
                                               -----------    -----------
Net Income (Loss) Attributable to
 Common Stockholders                           $   498,900    $(4,050,286)
                                               ===========    ===========

Income (Loss) Per Share - Basic and Diluted    $      0.06    $     (0.55)
                                               ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                             BAB HOLDINGS, INC.

               Consolidated Statements of Shareholders' Equity

                    Years Ended November 30, 1998 and 1997

                                             SERIES A
                         COMMON STOCK     PREFERRED STOCK      TREASURY STOCK
                        SHARES   AMOUNT   SHARES   AMOUNT    SHARES     AMOUNT
                        ---------------   ---------------- --------- -------
Balance as of
  November 30, 1996  7,413,069 $ 9,218,522     --  $     --   (270,000)$(17,500)
Issuance of Common
  Stock in
  Acquisitions         458,219   1,441,355     --        --       --        --
Termination of Options
  Issued in Connection
  with Acquisition          --          --     --        --       --        --
Issuance of
  Preferred Stock           --          -- 87,710  1,558,519      --        --
Issuance of Warrants        --          --     --         --      --        --
Preferred Dividend
  Accumulated               --          --     --    510,668      --        --
Conversion of
  Preferred to
  Common Stock         110,342     248,185 (9,000)  (207,152)     --        --
Net Loss                    --         --      --         --      --        --
                    ----------  ----------  ------ ----------  -------   ------
Balance as of
  November 30, 1997  7,981,630  10,908,062  78,710  1,862,035 (270,000)(17,500)
Termination of
  Options Issued in
  Connection with
  Acquisition               --          --      --         --       --     --
Purchase Of Treasury
  Stock                     --          --      --         --  (23,300)(18,567)
Preferred Dividends
  Accumulated               --          --      --    147,864       --      --
Preferred Dividends
  Paid                      --          --      --    (19,995)      --      --
Conversion of Preferred
  to Common Stock      673,376     522,390 (18,710)  (441,173)      --      --
Net Income                  --          --      --         --       --      --
                    ---------- -----------  ------ ---------- --------  ------
Balance as of
  November 30, 1998  8,655,006 $11,430,452  60,000 $1,548,731 (293,300)$(36,067)
                    ========== ===========  ====== ========== ========  =======

                       (WIDE TABLE CONTINUED FROM ABOVE)


                                   ADDITIONAL
                                    PAID-IN      ACCUMULATED
                                    CAPITAL        DEFICIT         TOTAL
                                  -----------    -----------    -----------
Balance as of November 30, 1996    $1,010,167   $(1,416,180)    $ 8,795,009
Issuance of Common Stock
   in Acquisitions                         --            --       1,441,355
Termination of Options Issued
   in Connection with Acquisition    (125,000)           --        (125,000)
Issuance of Preferred Stock           386,956            --       1,945,475
Issuance of Warrants                  137,529      (137,529)             --
Preferred Dividends Accumulated            --      (510,668)             --
Conversion of Preferred to
   Common Stock                       (41,033)           --              --
Net Loss                                   --    (3,402,089)     (3,402,089)
                                  -----------    -----------    -----------
Balance as of November 30, 1997     1,368,619    (5,466,466)      8,654,750
Termination of Options Issued
  in Connection with Acquistions      (35,000)           --         (35,000)
Purchase of Treasury Stock                 --            --         (18,567)
Preferred Dividends Accumulated            --      (147,864)             --
Preferred Dividends Paid                   --            --         (19,995)
Conversion of Preferred to
   Common Stock                       (81,217)           --              --
Net Income                                          646,764         646,764
                                  -----------    ----------     -----------
Balance as of November 30, 1998   $ 1,252,402   $(4,967,566)    $ 9,227,952
                                  ===========    ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                BAB HOLDINGS, INC.

                      Consolidated Statements of Cash Flows

                      Years Ended November 30, 1998 and 1997

                                                         1998         1997
                                                     -----------   ----------
Cash Flows from Operating Activities
  Net income (loss)                                  $  646,764    $(3,402,089)
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities
     Depreciation and amortization                     1,180,259     1,490,329
     Provision for impairment and closure                      -     1,836,981
     Deferred preopening store cost                            -      (240,927)
     Deferred revenue                                    350,000             -
     Benefit for deferred income taxes                  (180,000)            -
     Gain on sale of property and equipment              (10,393)            -
     (Increase) decrease in
         Trade accounts receivable                      (207,290)     (432,604)
         National Marketing Fund contributions
          receivable                                      72,799      (245,779)
         Inventories                                      45,923      (211,614)
         Deferred franchise costs                         58,578       (21,319)
         Notes receivable                               (491,003)     (138,632)
         Prepaid expenses and other assets               386,461      (215,653)
         Amounts due from affiliate                            -       (88,653)
      Increase (decrease) in
         Accounts payable                               (588,927)      176,318
         Accrued professional and other services         (12,923)     (178,331)
         Reserve for closed store expenses              (467,815)            -
         Accrued liabilities                            (140,192)       75,157
         Unexpended National Marketing Fund
          franchisee contributions                       (57,549)     358,840
         Deferred franchise fee revenue                 (281,500)      17,600
                                                       ----------    ---------
         Total Adjustments                              (343,572)    2,181,713
                                                       ----------    ---------
         Net Cash Provided by (Used in)
          Operating Activities                           303,192    (1,220,376)
                                                       ---------     ---------

The accompanying notes are an integral part of the consolidated financial statements.

                               BAB HOLDINGS, INC.

                Consolidated Statements of Cash Flows (continued)

                     Years Ended November 30, 1998 and 1997

                                                        1998           1997
                                                    ------------   ------------
Cash Flows from Investing Activities
  Purchases of property and equipment               $   (198,295)  $(3,679,705)
  Sale of property and equipment                          33,484        57,400
  Purchase of MFM                                              -      (115,551)
  Purchase of trademarks                                 (75,892)      (16,236)
  Purchases of other assets                                    -      (120,000)
  Loan disbursements                                     (13,263)      (74,201)
  Loan repayments                                        138,900        77,748
  Other                                                  (31,029)       56,440
                                                     -----------   -----------
         Net Cash Used in Investing Activities          (146,095)   (3,814,105)
                                                     -----------   -----------
Cash Flows from Financing Activities
  Borrowing on line of credit                            337,500     1,675,975
  Debt repayments                                       (145,769)     (364,037)
  Proceeds from issuance of preferred stock                    -     2,192,750
  Payment of preferred stock issuance costs                    -      (247,275)
  Other                                                  (38,562)        3,671
                                                     -----------   -----------
          Net Cash Provided by Financing Activities      153,169     3,261,084
                                                     -----------   -----------
Net Increase (Decrease) in Cash and Cash Equivalents     310,266    (1,773,397)

Cash and Cash Equivalents, Beginning of Year             389,896     2,163,293
                                                     -----------    ----------
Cash and Cash Equivalents, End of Year               $   700,162    $  389,896
                                                     ===========    ==========

The accompanying notes are an integral part of the consolidated financial statements.

                            BAB HOLDINGS, INC.

               Notes to Consolidated Financial Statements

                  Years Ended November 30, 1998 and 1997

------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

BAB Holdings, Inc. (the Company) is an Illinois corporation incorporated on November 25, 1992. The Company has four wholly owned subsidiaries:
BAB Operations, Inc. (Operations); BAB Systems, Inc. (Systems); Brewster's Franchise Corporation (BFC); and My Favorite Muffin Too, Inc.
(MFM). Systems was incorporated on December 2, 1992, and was primarily established to franchise "Big Apple Bagels" specialty bagel retail
stores.   Systems has a wholly owned subsidiary, Systems Investments,
Inc. (Investments), which was created to operate the first Company-owned "Big Apple Bagels" store which, until December 1995, also operated as
the franchise training facility.   Investments also owned a 50% interest
in a joint venture which operated a franchise satellite store.   During
fiscal 1997, the stores operated by Investments and by the joint venture
were sold and are currently operating as franchised stores.   As of
November 1998, Systems Investments, Inc. was dissolved and merged into the parent company, Systems. Operations was formed on August
30, 1995, primarily to operate Company-owned stores, currently "Big Apple Bagels" and "Brewster's Coffee" concept stores, including one
which currently serves as the franchise training facility.   BFC was
established on February 15, 1996, to franchise "Brewster's Coffee"
concept coffee stores.   MFM, a New Jersey corporation, was acquired on
May 13, 1997. MFM franchises and operates Company-owned "My Favorite Muffin" concept muffin stores.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the
Company and its direct and indirect wholly owned subsidiaries.   All
intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents
----------------

The Company classifies as cash equivalents all highly liquid investments, primarily composed of money market mutual funds, certificates of deposit and government agency notes, which are convertible to a known amount of cash and carry an insignificant risk of change in value.

Inventories
-----------

Inventories are valued at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.

Depreciation and Amortization
-----------------------------

Leasehold improvements and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Estimated useful lives for the purposes of depreciation are: leasehold improvements - ten years or term of lease if less; machinery, equipment and fixtures - five to seven years.

The Company's intangible assets consist primarily of patents, trademarks, copyrights, organization costs, contract rights, noncompetition agreements and goodwill. Organization costs are primarily incorporation fees and legal fees associated with initial Uniform Franchise Offering Circulars related to operations and are being
amortized over five years.   Patents, trademarks and copyrights are
being amortized over 17 years. Franchise contract rights acquired in the MFM acquisition are amortized over 20 years. Contract rights allocated to license agreements assumed by the Company in the acquisition of Strathmore Bagels Franchise Corporation are being amortized over 8.5 years, the remaining life of the contract. Noncompetition agreements are amortized over the term of the agreements,
which is six years.   Goodwill recorded as a result of acquisitions is
being amortized over 40 years. Amortization expense recorded in the accompanying consolidated statements of operations for the years ended November 30, 1998 and 1997 was $326,089 and $549,640, respectively.

Stock Options
-------------

The Company uses the intrinsic method to account for stock options granted for employees and directors. No compensation expense is recognized for stock options because the exercise price of the option is at least equal to the market price of the underlying stock on the grant date. Stock options granted as consideration in purchase acquisitions have been recorded as an addition to additional paid-in capital in the accompanying balance sheet based on the fair value of such options on the date of the acquisition.

Revenue Recognition
-------------------

Royalty fees from franchised stores represent a fee of 5% of net retail sales of franchised units. Royalty revenues are recognized on the accrual basis.

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

In addition to Company-operated and franchised stores, the Company acts as licensor of "Big Apple Bagels" units owned and operated primarily by Host Marriott Services (Host Marriott). Included below in "licensed units" are those units located primarily in airport and travel plazas. In fiscal 1998 and 1997, the Company opened additional units pursuant to other licensing arrangements. The Company derives a licensing fee from certain sales at these units as well as a sales commission from the sale of par-baked bagels to these units by a third-party commercial bakery.

Stores which have been opened, and unopened stores for which an agreement has been executed at November 30, 1998 or 1997, or area development fees collected are as follows (excluding six Company-owned stores which were closed subsequent to year end [see Note 12]):

                                         1998     1997
                                         ----     ----
   Stores opened:
      Company-owned                        22       28
      Franchisee-owned                    194      182
      Licensed                             77       47
                                         ----     ----
                                          293      257
   Unopened stores:
      Franchise agreement                  15       25
      Area development agreement           19       28
                                         ----     ----
                                           34       53
                                         ----     ----
                                          327      310
                                         ====     ====

Advertising Costs
-----------------

The Company expenses advertising costs as incurred. Advertising expense was $331,004 and $339,496 in 1998 and 1997, respectively. Included in advertising expense was $53,593 and $55,733 in 1998 and 1997, respectively, related to the Company's franchise operations.

Income (Loss) Per Share
-----------------------

The Company adopted Statement of Financial Accounting Standards (SFAS)
No. 128, "Earnings Per Share" during the first quarter of 1998. This standard prescribes the methods of calculating basic and diluted earnings per share and requires dual presentation of these amounts on the face of the income statement. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share of $.53 in 1997. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

Fair Value of Financial Instruments
-----------------------------------

The Company evaluates its various financial instruments based on current market interest, rates relative to stated interest rates, length to maturity, and the existence of a readily determinable market price. Based on the Company's analysis, the fair value of financial instruments recorded on the consolidated balance sheet as of November 30, 1998, approximates their carrying value.

New Accounting Standards
------------------------

In June 1997, SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" were issued. SFAS No. 130 establishes standards for the reporting of comprehensive income and its components in a financial statement presentation. SFAS No. 130 separates comprehensive income into net income and other comprehensive income, but does not change the measurement and presentation of net income. Other comprehensive income includes certain changes in the equity of the Company which are currently recognized and presented separately in the Consolidated Statements of Stockholders' Equity, such as the change in the Cumulative Translation Adjustment account. SFAS No. 130 is effective for the Company beginning in fiscal 1999.

SFAS No. 131 establishes new standards for the way companies report information about operating segments and requires that those enterprises report selected information about operating segments in the financial reports issued to stockholders. SFAS No. 131 is effective for the Company beginning in fiscal 1999.

Use of Estimates
----------------

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

Reclassifications
-----------------

Certain 1997 amounts have been reclassified to reflect the 1998 presentation.


NOTE 3 - RESTRICTED CASH

Systems established the National Marketing Fund (Fund) during 1994. Franchisees are required to contribute to the Fund based on their net sales and in turn are reimbursed for a portion of media advertising placed in their local markets up to a maximum equal to the amount they contributed. As of November 30, 1998 and 1997, the Fund's cash balance was $184,804 and $256,678, respectively.

Both franchised and Company-owned MFM stores are required to contribute to the MFM National Marketing Fund (MFM Fund) based on their net sales. These monies are then used in the production and creation of advertising materials and media placement. As of November 30, 1998 and 1997, the MFM Fund's cash balance was $33,842 and $8,764, respectively.

Systems was required by certain states to maintain franchise and area development fees in escrow accounts until the related franchise stores commence operations. As of November 30, 1998 and 1997, these accounts totaled $ 0 and $20,000, respectively.


NOTE 4 - INCOME TAXES

The reconciliation of the income tax provision (benefit) computed at the federal statutory rate of 34% and the benefit for income taxes is as follows:

                                            1998         1997
                                         -----------   ---------
Income tax provision (benefit)
 computed at federal statutory rate      $  164,153  $(1,156,710)
State income taxes (benefit), net
  of federal tax (benefit)                   23,261     (163,913)
Permanent differences on debt
  financing obtained                         (1,748)      (1,748)
Other adjustments                            18,529       22,584
Valuation allowance without income
  tax benefit                              (368,156)   1,299,787
                                          ----------   ---------
Benefit for Income Taxes                 $ (163,961) $         -
                                          ==========   =========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Deferred tax assets (liabilities) are as follows:

                                              1998         1997
                                           ----------    --------
Franchise fee revenue                      $   20,638  $  216,615
Franchise costs                                52,745      32,102
National Marketing Fund net contributions      71,737      99,638
Allowance for uncollectible accounts          129,125     108,392
Net operating loss carryforwards            1,647,245   1,617,089
Valuation allowance                        (1,514,771) (1,882,927)
                                            ---------   ---------
     Total Deferred Tax Assets                431,719     190,909
                                            ---------   ---------
Depreciation                                 (249,263)   (171,017)
Start-up costs                                      -     (17,807)
Other                                          (2,456)     (2,085)
                                            ---------   ---------
     Total Deferred Tax Liabilities          (251,719)   (190,909)
                                            ---------   ---------
                                            $ 180,000   $       -
                                            =========   =========

As of November 30, 1998, the Company has cumulative net operating loss carryforwards expiring between 2008 and 2013 for U.S. federal income tax purposes of approximately $4,308,000. The net operating loss carryforwards are subject to limitation in any given year as a result of the Company's initial public offering and may be further limited if certain other events occur. A valuation allowance has been established for $1,514,771 of the deferred tax benefit related to those loss carryforwards for which it is considered more likely than not that the benefit will not be realized.


NOTE 5 - LONG-TERM OBLIGATIONS

Long-term debt consisted of the following:

                                              1998          1997
                                           ---------     ---------
Secured line of credit payable to
   bank, due December 31, 1998,
   at an interest rate of prime
   plus 1%                                $1,877,465    $1,657,975
Capital lease obligations,
   various rates                              17,303        31,220
Unsecured note payable, principal
   payments due monthly at an
   interest rate of 10%                            -        13,843
                                           ---------     ---------
                                           1,894,768     1,703,038
Less: current portion                       134,814        26,143
                                           ---------     ---------
Long-Term Debt, Net of Current Portion    $1,759,954    $1,676,895
                                           =========    ==========

The Company had a secured $2 million line-of-credit facility (Line) with
a bank which expired December 31, 1998.   Maximum borrowing under the
Line was limited to 80% of accounts receivable under 90 days and 40% of
original cost of equipment, furniture and fixtures.   Interest was
payable monthly at prime plus 1% (8.75% as of November 30, 1998), with
principal due upon maturity on December 31, 1998.   As of November 30,
1998, the Company had borrowed $1,877,465 on the Line.

In December 1998, the Company repaid $127,465 and replaced the Line with $1.75 million line-of-credit facility with a bank which expires December 31, 1999. Maximum borrowing under the Line is limited to 75% of accounts receivable under 90 days and 40% of the original cost of equipment, furniture and fixtures. Interest is payable monthly at prime plus 1% (8.75% as of January 1, 1999), with principal due upon maturity on December 31, 1999. The line of credit is secured by substantially all of the assets of the Company and requires, among other things, that the Company maintain minimum net worth of $8 million and a compensating cash balance of $250,000.

As of November 30, 1998, annual maturities on long-term obligations are
due as follows: $134,814 in 1999 and $1,759,954 in 2000.    Interest
paid for the years ended November 30, 1998 and 1997 was $202,312 and $55,188, respectively.

In February 1997, Systems entered into an agreement with a finance company to provide financing to qualifying franchisees for the purpose
of adding second or subsequent units.   The program is administered by
the finance company; however, Systems has the final right of approval
over individual applicants.   Systems has provided a guarantee of
borrowings up to a maximum of 10% of the total amount financed in each
12-month period under the program.   As of November 30, 1998, $1,040,458
has been advanced to franchises under this program.


NOTE 6 - LEASE COMMITMENTS

The Company rents its office and Company-owned store facilities under leases which require it to pay real estate taxes, insurance and general repairs and maintenance on these leased facilities. Rent expense for the years ended November 30, 1998 and 1997 was $936,895 and $955,693, including contingent rental expense of $41,646 and $26,600, less sublease income of $106,606 and $46,109, respectively. As of November 30, 1998, future minimum annual rental commitments under leases, net of sublease income of $253,965 in 1999, $226,968 in 2000, $97,338 in 2001,
$36,000 in 2002 and $3,000 in 2003, are as follows:

           Year Ending November 30:
                              1999     $    665,773
                              2000          505,887
                              2001          477,122
                              2002          246,401
                              2003          241,801
                        Thereafter          535,089
                                       ------------
                                       $  2,672,073
                                       ============


NOTE 7 - NONCASH TRANSACTIONS

In January 1997, the Company forgave notes and other receivables totaling approximately $486,000 from a franchisee, Just Bagels, Inc.
(JBI) and acquired three stores for conversion to Company-owned units (see Note 11).

In April 1997, the Company issued 25,611 shares of common stock valued at approximately $94,000, forgave royalties owed totaling approximately $42,000, and assumed liabilities of approximately $36,000 in connection
with the purchase of one franchised store.   In August 1997, this store
was sold to a franchisee for approximately $235,000, consisting of two notes receivable from the purchaser, approximately $46,000 which was paid in October 1997 and approximately $189,000, due in monthly payments through August 2004, with interest at 8.5% (see Note 11).

In May 1997, the Company terminated an option to purchase 75,000 shares of common stock which had been originally issued in a previous acquisition and subsequently, in a separate transaction, assigned to Hawaiian Bagel Factory, Inc. (HBF). HBF entered into an option to purchase the master franchise rights of the state of Hawaii from Systems in exchange for the assignment of the option to purchase the Company's common stock, valued at $125,000, and a note receivable for $75,000, which is due and payable in five annual installments of principal and interest beginning May 1999 and bears interest at 9% per annum.

In May 1997, Systems repurchased the franchise rights for the western provinces of Canada from the master franchisor in exchange for the discharge of a note receivable, plus interest accrued thereon, totaling approximately $165,000.

In May 1997, the Company acquired MFM by exchanging 432,608 shares of common stock plus cash for 150 shares of MFM common stock (see Note 11).

In January 1998, the Company sold the assets of one Company-owned store to a franchisee in exchange for approximately $30,000 in cash and a note receivable for $177,000. The note bears interest at a rate of 8.5% and interest payments were made through August 1998. Thereafter monthly payments of principal and interest are due until March 1, 2003 when the entire unpaid balance of principal and interest is due in full.

In November 1998, the Company acquired from a franchisee its option to purchase the Company's 100,000 shares of common stock which had been issued in a previous acquisition. In exchange, the Company canceled a total of $35,000 of royalties and other receivables owed to its subsidiaries by the franchisee.


NOTE 8 - STOCKHOLDERS' EQUITY

In April 1997, the Company completed the sale of 87,710 shares of $25 Series A Convertible Preferred Stock (the Preferred Stock) in a private placement to institutional investors. The Preferred Stock carries an 8% annual dividend payable in cash or, at the option of the Company, in shares of common stock, provided that during a Conversion Suspension Period (defined below), dividends will accrue at a rate of 15% per annum. Dividends are payable only when shares are converted to shares of common stock. The holders have no voting rights and have a liquidation preference of $25, plus accrued dividends, out of assets of the Company available for distribution to stockholders.

Commencing August 1, 1997 through July 31, 1999, subject to certain extensions, the stockholders may elect to convert each Preferred Stock share into common shares as determined by dividing the $25 purchase price by the lesser of $5.64 or 85% of the average closing bid price of the common stock for the 30 trading days immediately preceding the
conversion date.   In addition, if the Company engages in an
underwritten public offering, for any holder who has given notice of participation in such offering, the conversion rate shall be 85% of the public offering price if less than the amount calculated in the immediately preceding sentence.

A Conversion Suspension Period takes effect if the closing bid price of the common stock is less than $2.325 for 30 consecutive trading days. The Conversion Suspension Period continues until the first trading day thereafter that the closing bid price for the common stock has exceeded $2.325 for 30 consecutive trading days provided, however, that a Conversion Suspension Period shall not continue for more than 60 days in any period of 365 days. The Company is not required to recognize or accept any conversion of Preferred Stock during a Conversion Suspension
Period.   During any Conversion Suspension in Period, the Company, at
its option, may redeem any or all of the Preferred Stock by payment to the holders of $28.75 per share, plus all accrued and unpaid dividends. The Company entered a Conversion Suspension Period during November 1997 through January 1998. During January 1999, the Company entered into a Conversion Suspension Period.

Preferred dividends in the amount of $648,197 accumulated during fiscal 1997, which includes $386,956 attributable to the 15% discount available to holders of the Preferred Stock in acquiring common stock upon ultimate conversion and $137,529 attributable to the value of two-year warrants issued to each preferred stockholder to purchase two shares of common stock for each share of Preferred Stock. Preferred dividends of $147,864 accumulated during fiscal 1998.

During fiscal 1997, holders elected to convert 9,000 shares of Preferred Stock plus dividends accrued thereon into 110,342 shares of common stock. During fiscal 1998, holders elected to convert 18,710 shares of Preferred Stock plus dividends accrued thereon into 673,376 shares of
common stock.   The common shares issued upon conversion include shares
issued in payment of preferred dividends on 10,306 shares of Preferred Stock. The Company elected to pay accrued dividends in cash of approximately $20,000 upon conversion of the remaining 8,404 shares of Preferred Stock.


NOTE 9 - EARNINGS PER SHARE

The computation of basic and diluted earnings (loss) per share is as follows:

                                             1998          1997
                                          -----------   -----------
Numerator:
  Net income (loss)                       $   646,764   $(3,402,089)
  Preferred stock dividend accumulated       (147,864)     (648,197)
                                          -----------   -----------
  Numerator for basic earnings (loss)
   per share - income (loss)
   attributable to common stockholders        498,900    (4,050,286)

  Effect of dilutive securities:
  Preferred stock dividend accumulated        147,864             -
                                          -----------   -----------
  Numerator for diluted earnings (loss)
   per share - income (loss)
   attributable to common stockholders    $   646,764   $(4,050,286)
                                          ===========   ===========

Denominator:
  Denominator for basic earnings (loss)
   per share - weighted average shares      8,101,080     7,420,811

  Effect of dilutive securities:
  Convertible preferred stock               2,407,159             -
                                           ----------    ----------
  Denominator for diluted earnings (loss)
   per share - weighted average shares     10,508,239     7,420,811
                                           ==========    ==========

Basic and diluted earnings (loss)
 per share                                 $     0.06    $    (0.55)
                                           ==========    ==========

The exercise of options and warrants outstanding during the years ended November 30, 1998 and 1997 and the conversion of convertible securities outstanding during the year ended November 30, 1997 is not assumed as the result is antidilutive to the reported loss per share.


NOTE 10 - STOCK OPTIONS PLANS

On September 20, 1995, the Company adopted and received stockholder approval of the 1995 Long-Term Incentive and Stock Option Plan (the Incentive Plan), which permits the issuance of options, stock appreciation rights, and restricted stock awards to employees and
nonemployee officers, directors, and agents of the Company.   The
Incentive Plan reserves 570,000 shares of Common Stock for grant and provides that the term of each award be determined by the Board or a committee of the Board. Under the terms of the Incentive Plan, options granted may be either nonqualified or incentive stock options. Incentive stock options must be exercisable at not less than the fair market value of a share on the date of grant (110% of fair market value if the options are owned by a 10% or greater stockholder) and may be granted only to employees. The Incentive Plan will terminate on September 19, 2005, unless terminated sooner by action of the Board.

Options are exercisable for a period of up to ten years from the respective exercise date. Options issued terminate immediately following an optionee's termination of employment or, in some circumstances, one to three months after termination or up to 12 months in the case of the death of the employee.

Additionally, on September 20, 1995, the Company adopted and received stockholder approval of the 1995 Outside Directors Stock Option Plan (the Directors Plan), which permits the issuance of nonqualified options to nonemployee members of the Board.

The Directors Plan reserves 30,000 shares of common stock for grant. The Directors Plan provides for a grant of options to purchase 2,000 shares upon initial election to the Board and for annual grants thereafter, upon reelection, of options to purchase 1,000 shares.

Options granted are immediately exercisable for a period of ten years from the date of grant at an exercise price per share equal to the fair market value of a share on the date of grant. Upon termination of the directorship, the options remain exercisable for periods of varying lengths based on the nature of the option and the reason for termination. The Directors Plan will terminate on September 19, 2005, unless terminated sooner by action of the Board.

Activity under the Incentive Plan and Directors Plan during the two years ended November 30, 1998, is as follows:

	                                  						             Weighted-
                                    Number of      Average Option
                                      Shares       Price Per Share
                                    ----------    ---------------
Outstanding as of November 30, 1996   297,000           $6.27
Granted                                 4,000           $2.53
Exercised                                   -             -
Canceled                               (3,000)          $2.67
                                      -------
Outstanding as of November 30, 1997   298,000           $6.25
Granted                               151,545           $1.32
Exercised                                   -             -
Canceled                              (25,980)          $2.12
                                      -------
Outstanding as of November 30, 1998   432,565           $4.74


The Company has adopted the disclosure-only provisions of Financial Accounting Standards Board Statement No. 123, "Accounting and Disclosure of Stock-Based Compensation" (SFAS No.123). Accordingly, no employee compensation expense has been recognized for the Incentive Plan or for
the Director Plan.   Had employee compensation expense for the Company's
plan been determined based on the fair value at the grant date for awards in fiscal years 1998 and 1997 consistent with provisions of SFAS No. 123, the Company's net income (loss) and net income (loss) per share would have been as follows:

                                            1998          1997
                                         -----------  ----------
Net income (loss) attributable to
   common shareholders:
      As reported                        $   498,900  $(4,050,286)
      Pro forma                          $    89,973  $(4,388,032)
Basic income (loss) per share:
      As reported                        $      0.06  $     (0.55)
      Pro forma                          $      0.01  $     (0.59)
Diluted income (loss) per share:
      As reported                        $      0.06  $     (0.55)
      Pro forma                          $      0.01  $     (0.58)

The fair value of each option grant is estimated using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions for 1998 and 1997, respectively: risk-free interest rates of 5.0% and 6.17%; dividend yield of 0.0%; expected volatility of .89 and .69; and a weighted-average expected life of the option of 5.20 years and 8.07 years.

Information on options outstanding under the Incentive Plan and the Directors Plan as of November 30, 1998, is as follows:

                                                       Weighted-
                                   Weighted-Average     Average
        Range of      Number of       Remaining        Exercise
    Exercise Price     Options     Contractual Life     Price
    --------------     -------     -----------------  --------
    $0.70 - $1.00       79,000            4.54         $0.72
    $2.00 - $2.75       68,565            5.53         $2.15
    $4.17 - $4.83       13,500            7.28         $4.39
    $6.37 - $7.01      262,500            5.21         $6.65

NOTE 11 - BUSINESS COMBINATIONS

During 1997, the Company completed several acquisitions which were accounted for using the purchase method of accounting.

During 1997, the Company acquired and sold several stores. Stores purchased are operated as Company-owned units for a period of time prior to the ultimate resale as a franchised unit.

In January 1997, the Company completed the acquisition of JBI and its affiliate, franchisees of the Company, operating a total of four stores in Southern California. The total purchase price paid was $770,000, including $120,000 related to a noncompetition agreement with the former JBI owner. In October 1997, management closed one of the stores, and it closed the remaining three stores in January 1998. All of the long-lived assets associated with this purchase were considered impaired as of November 30, 1997 (see Notes 7 and 12).

In May 1997, the Company acquired MFM.  At the time of acquisition,
MFM had five Company-owned and 60 franchised units in operation, and its
1996 revenues exceeded $2.7 million.   The Company acquired MFM by
exchanging 432,608 shares of the Company's common stock, restricted as to transfer until January 1, 1999, and $259,000 in cash in exchange for
150 shares of MFM stock.   The Company assumed all assets, including
approximately $143,000 in cash, and liabilities of MFM.   The Company
borrowed approximately $356,000 on its credit facility to repay MFM bank debt and other borrowings assumed in the acquisition.

On a pro forma basis, had the above acquisitions occurred at December 1, 1996, revenue for the fiscal year ended November 30, 1997, would have
been $15,421,000.   Net loss for fiscal 1997 would have been $3,500,000
or a net loss per share of $0.54.

NOTE 12 - IMPAIRMENT OF LONG-LIVED ASSETS AND STORE CLOSURES

The provision recorded as of November 30, 1997 consisted of the following:

   Impairment of long-lived assets                $1,009,867
   Closed-store operating leases and
      other store closing costs                      504,203
   Impairment of goodwill and other
      intangible assets associated
      with impaired long-lived assets                322,911
                                                   ---------
                                                  $1,836,981
                                                   =========

For purposes of determining impairment, management, in certain circumstances, groups long-lived assets on a geographic market or store
level as appropriate.   Such review included, among other criteria,
management's estimate of future cash flows for the geographic market or
store.    If the estimated future cash flow (undiscounted and without interest charges) were not sufficient to recover the carrying value of the long-lived assets, including associated goodwill, of the market or store, such assets were determined to be impaired and were written down
to fair value.   Fair value was determined based on current market
selling prices of such assets.   Management's judgment is inherent in
the estimated fair value determinations and, accordingly, actual results
could vary significantly from such estimates.   The estimated fair value
of impaired long-lived assets which totaled approximately $171,000 was recorded as other current assets as of November 30, 1997. During fiscal 1998, the assets were sold to third parties and no significant gains or losses were incurred.

The seven stores identified as impaired incurred operating losses during the fiscal year ended November 30, 1997, of approximately $555,000.
One store was closed by November 30, 1997, and the remaining six stores were closed during the first quarter of fiscal 1998. The six stores closed during fiscal 1998 incurred operating losses of approximately $90,000 which are included in the results of Company-owned store operations.

The reserve for closed-store expense, established on November 30, 1997, includes an amount for the noncancelable operating lease payments after the expected closure date, net of estimated sublease income. At November 30, 1998, the Company has entered into agreements terminating the contractual lease obligations associated with the stores closed. The final payments to be made pursuant to these agreements will be completed in February 1999. At November 30, 1998, the reserve for closed store leases is approximately $36,000.

NOTE 13-SUBSEQUENT EVENTS

On February 1, 1999, the Company purchased certain assets of a related group of entities doing business as Jacobs Bros. Bagels (Jacobs Bros.), a chain operating retail bagel stores the Chicago, Illinois area. The assets acquired include eight retail locations and a central commissary facility in exchange for $950,000 in cash and warrants to acquire 500,000 shares of the Company's common stock. The warrants provide for the purchase of 275,000 shares and 225,000 shares of common stock at an exercise price of $1.25 and $1.50 per share, respectively. The warrants are first exerciseable on February 1, 2000 and expire on January 31,
2006.    Further, the Company entered into non-competition agreements with two principals of Jacobs Bros. totaling $210,000 to be paid over varying periods. Finally, the Company issued 160,000 shares of the Company's common stock to the investment bankers.

In January 1999, the Company received a commitment from a finance company for various secured loans totaling $1,350,000 to be used for the purpose of acquiring the assets identified above and for the refurbishment and conversion of the units acquired to Big Apple Bagels concept stores. Principal and interest are payable monthly over a period of seven years and are secured by the assets acquired from Jacobs Bros. and all improvements made thereon. In February 1999, the Company borrowed $1,100,000 pursuant to this commitment.


ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------------

See Part III, Item 13 "REPORTS ON FORM 8-K."


                                PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
---------------------------------------------------------------------

Incorporated by reference to the Company's definitive proxy materials to be filed with the Commission on or before March 30, 1999.


ITEM 10.  EXECUTIVE COMPENSATION
--------------------------------

Incorporated by reference to the Company's definitive proxy materials to be filed with the Commission on or before March 30, 1999.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

Incorporated by reference to the Company's definitive proxy materials to be filed with the Commission on or before March 30, 1999.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

Incorporated by reference to the Company's definitive proxy materials to be filed with the Commission on or before March 30, 1999.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

REPORTS ON FORM 8-K

The following reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended November 30, 1998:

Change in independent auditors.  Filed with the Commission on December
4, 1998.

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

[iv] 10.16   Employment agreement between the Company and Owen
             Stern dated May 8, 1997

21.1         List of Subsidiaries of the Company

23.1 Consent of Blackman Kallick Bartelstein, LLP, independent auditors

23.2         Consent of Ernst & Young LLP, independent auditors

___________________________________________

[i]	Incorporated by reference to the Company's Report on Form
10-KSB for the fiscal year ended November 30, 1995

[ii]	Incorporated by reference to the Company's Report on Form 8-K dated May 1, 1996

[iii]	Incorporated by reference to the Company's Report on
Form 8-K dated May 21, 1996

[iv]	Incorporated by reference to the Company's Report on Form 8-K dated May 13, 1997

[v]	Incorporated by reference to the Company's Registration
Statement on Form SB-2, effective November 27, 1995
(Commission File No. 33-98060C)

[vi]	Incorporated by reference to the Company's Report on Form
10-KSB for the fiscal year ended November 30, 1996

[vii]	Incorporated by reference to the Company's Report on
Form 10-QSB for the quarter ended February 28, 1997



                           INDEX TO EXHIBITS

INDEX
NUMBER		     DESCRIPTION

21.1	        List of Subsidiaries of the Company

23.1	        Consent of Blackman Kallick Bartelstein, LLP,  independent auditors

23.2         Consent of  Ernst & Young LLP, independent auditors



                               SIGNATURES

In accordance with Section 13 of the Exchange Act, the Registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

BAB HOLDINGS, INC.

Dated:	February 26, 1999	By /s/ Michael W. Evans
Michael W. Evans, Chief Executive
Officer and President (Principal Executive
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-KSB has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.



/s/ Michael W. Evans                         February 26, 1999
Michael W. Evans, Chief Executive Officer,   Date
President and Director (Principal Executive
Officer)


/s/ Michael K. Murtaugh                      February 26, 1999
Michael K. Murtaugh, Director and Vice	      Date
President/General Counsel and Secretary


/s/ Joseph M. Merkin                        	February 26, 1999
Joseph M. Merkin, Chief                      Date
Financial Officer and
Treasurer (Principal Financial and Accounting
Officer)


/s/ David L. Epstein                           February 26, 1999
David L. Epstein, Director 	 	                 Date


/s/ Cynthia A. Vahlkamp                        February 26, 1999
Cynthia A. Vahlkamp, Director     			 		       Date


/s/ Robert B. Nagel                            February 26, 1999
Robert B. Nagel, Director					                 Date