Form 10KSB40/A
period 1998-11-30
BAB HOLDINGS INC
filed 1999-03-29
CIK 946713

Securities and Exchange Commission
450 5th Street N. W.
Judiciary Plaza
Washington, D. C. 20549

Dear Sirs:

This Form 10-KSB/A is a first amendment to form 10-KSB filed on March 1, 1999 for the fiscal year ending November 30, 1998 and consists of the following corrections to item 7. FINANCIAL STATEMENTS:

         1. Consolidated Balance Sheet; subtotal Noncurrent Liabilities; amount was $ 2,275,169; amount should be $ 2,275,669.

         2. Note 4-Income Taxes; Deferred tax assets (liabilities); Net operating loss carryforwards; was $1,647,245; amount should be $1,672,245.

         3. Consent was obtained from the predecessor auditors, however their report was inadvertently omitted. As a result we are including the financial statements in their entirety.

         4. We have also corrected certain typographical errors within the financial statements.


                                                     Very truly yours,


                                                     /s/ Joseph M. Merkin
                                                     Joseph M. Merkin, Chief
                                                     Financial Officer and
                                                     Treasurer (Principal
                                                     Financial and Accounting
                                                     Officer)

ITEM 7.   FINANCIAL STATEMENTS
------------------------------

The Consolidated Financial Statements and Reports of Independent Auditors are included immediately following.


                      BAB HOLDINGS, INC.

               CONSOLIDATED FINANCIAL STATEMENTS AND
                   INDEPENDENT AUDITOR'S REPORTS

              YEARS ENDED NOVEMBER 30, 1998 AND 1997

                         BAB HOLDINGS, INC.

              Years Ended November 30, 1998 and 1997


                          C O N T E N T S
                          ---------------

                                       Reference           Page

Independent Auditor's Reports

Consolidated Balance Sheets             Exhibit A

Consolidated Statements of Operations   Exhibit B

Consolidated Statements of
   Stockholders' Equity                 Exhibit C

Consolidated Statements of
   Cash Flows                           Exhibit D

Notes to Consolidated Financial
   Statements

                      INDEPENDENT AUDITOR'S REPORT
                      ----------------------------


Stockholders and Board of Directors
BAB Holdings, Inc.

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


Chicago, Illinois
February 6, 1999

                     Report of Independent Auditors



The Shareholders and Board of Directors
BAB Holdings, Inc.

We have audited the accompanying consolidated balance sheet of BAB Holdings, Inc. as of November 30, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BAB Holdings, Inc. at November 30, 1997 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                         ERNST & YOUNG LLP
Chicago, Illinois
February 27, 1998

                              BAB HOLDINGS, INC.

                          Consolidated Balance Sheets

                           November 30, 1998 and 1997

                                     ASSETS
                                     ------
                                                    1998         1997
                                                -----------   -----------
Current Assets:
  Cash and cash equivalents, including
   restricted cash of $218,646 in 1998
   and $285,442 in 1997                          $   700,162  $   389,896
  Receivables
     Trade accounts receivable, net of
      allowance for doubtful accounts of
      $341,000 in 1998 and $217,000 in 1997        1,181,282      988,992
     National Marketing Fund contributions
      receivable                                     309,633      382,432
     Notes receivable, net of allowance for
      doubtful accounts of $20,000 in 1998
      and 1997                                       444,560      203,230
  Inventories                                        298,501      344,424
  Deferred franchise costs                            18,227       76,805
  Assets held for sale                                     -      170,500
  Prepaid expenses and other current assets          206,952      422,913
  Deferred income taxes                              431,719            -
                                                  ----------   ----------
          Total Current Assets                     3,591,036    2,979,192

Property and Equipment
  Leasehold improvements                           2,618,906    2,690,940
  Furniture and fixtures                             744,833      686,542
  Equipment                                        2,513,715    2,513,289
  Construction in progress                            68,543       80,830
                                                  ----------   ----------
                                                   5,945,997    5,971,601
  Less accumulated depreciation                   (1,743,800)    (882,693)
                                                  ----------   ----------
          Total Property and Equipment, Net        4,202,197    5,088,908

Notes Receivable                                   1,086,100      785,065
                                                  ----------   ----------
Intangibles
  Patents, trademarks and copyrights (Net of
   accumulated amortization of $90,374 in 1998
   and $56,025 in 1997)                              568,683      527,140
  Goodwill (Net of accumulated amortization
   of $164,806 in 1998 and $101,629 in 1997)       2,591,515    2,599,393
  Franchise contract rights (Net of accumulated
   amortization of $152,375 in 1998 and
   $60,442 in 1997)                                1,919,909    2,011,842
  Other assets (Net of accumulated amortization
   of $235,056 in 1998 and $424,855 in 1997)         485,551      635,706
                                                  ----------   ----------
           Total Intangibles, Net                  5,565,658    5,774,081
                                                  ----------   ----------
                                                 $14,444,991  $14,627,246
                                                  ==========   ==========

The accompanying notes are an intergral part of the consolidated financial statements.

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
                                                    1998           1997
                                               ------------    ------------
Current Liabilities
  Accounts payable                             $  1,014,734    $  1,603,661
  Accrued liabilities                               714,789         768,977
  Reserve for closed store expenses                  36,388         504,203
  Accrued professional and other services           214,972         227,895
  Unexpended National Marketing Fund
   contributions                                    465,173         522,722
  Long-term debt due within one year                134,814          26,143
  Deferred franchise fee revenue                    360,500         642,000
                                               ------------    ------------
          Total Current Liabilites                2,941,370       4,295,601
                                               ------------    ------------
Noncurrent Liabilities
  Deferred revenue                                  263,996               -
  Deferred income taxes                             251,719               -
  Long-term debt (Net of portion included
   in current liabilities)                        1,759,954       1,676,895
                                               ------------    ------------
          Total Noncurrent Liabilities            2,275,669       1,676,895
                                               ------------    ------------
          Total Liabilities                       5,217,039       5,972,496
                                               ------------    ------------
Stockholders' Equity:
  Common stock - No par value; 20,000,000
   shares authorized; 8,655,006 shares and
   7,981,630 shares issued, respectively;
   and 8,361,706 shares and 7,711,630 shares
   outstanding, respectively                     11,430,452      10,908,062
  Preferred stock - $0.01 par value; 3,880,000
   shares authorized; no shares issued
   and outstanding                                        -              -
  Series A Preferred stock - $25 par value;
   120,000 shares authorized; 60,000 shares and
   78,710 shares issued and outstanding,
   respectively                                   1,548,731       1,862,035
  Treasury stock at cost, 293,300 shares and
   270,000 shares, respectively                     (36,067)        (17,500)
  Additional paid-in capital                      1,252,402       1,368,619
  Accumulated deficit                            (4,967,566)     (5,466,466)
                                               ------------    ------------
         Total Stockholders' Equity               9,227,952       8,654,750
                                               ------------    ------------
                                               $ 14,444,991    $ 14,627,246
                                               ============    ============

                               BAB HOLDINGS, INC.

                      Consolidated Statements of Operations

                      Years Ended November 30, 1998 and 1997

                                                   1998          1997
                                               -----------    -----------
Revenues
  Net sales by Company-owned stores            $ 8,929,664    $ 9,846,020
  Royalty fees from franchised stores            3,178,262      2,367,220
  Franchise and area development fees            1,104,000      1,005,545
  Licensing fees and other income                1,337,314        947,658
                                               -----------    -----------
            Total Revenues                      14,549,240     14,166,443

Operating Costs and Expenses
  Food, beverage, and paper costs                2,998,079      3,309,504
  Store payroll and other operating expenses     5,213,359      5,859,322
  Provision for impairments and store closures    (107,699)     1,836,981
  Selling, general and administrative expenses:
     Payroll-related expenses                    2,262,616      2,058,644
     Advertising and promotion                     532,678        603,373
     Professional service fees                     362,360        514,319
     Franchise-related expenses                    261,287        232,964
     Depreciation and amortization               1,180,259      1,490,329
     Other                                       1,331,146      1,666,659
                                               -----------    -----------
             Total Selling, General and
               Administrative Expenses           5,930,346      6,566,288
                                               -----------    -----------
             Total Operating Costs
               and Expenses                     14,034,085     17,572,095
                                               -----------    -----------
Income (Loss) from Operations                      515,155     (3,405,652)

Interest Income                                    119,244         74,513

Interest Expense                                  (205,618)       (74,651)

Other Income                                        54,022          3,701
                                               -----------    -----------
Income (Loss) Before Taxes                         482,803     (3,402,089)

Provision (Benefit) for Income Taxes
  Current                                           16,039              -
  Deferred                                        (180,000)             -
                                               -----------    -----------
                                                  (163,961)             -
                                               -----------    -----------
Net Income (Loss)                                  646,764     (3,402,089)

Preferred Stock Dividends Accumulated             (147,864)      (648,197)
                                               -----------    -----------
Net Income (Loss) Attributable to
 Common Stockholders                           $   498,900    $(4,050,286)
                                               ===========    ===========

Income (Loss) per Share - Basic and Diluted    $      0.06    $     (0.55)
                                               ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                             BAB HOLDINGS, INC.

               Consolidated Statements of Shareholders' Equity

                    Years Ended November 30, 1998 and 1997

                                             SERIES A
                         COMMON STOCK     PREFERRED STOCK      TREASURY STOCK
                        SHARES   AMOUNT   SHARES   AMOUNT    SHARES
AMOUNT
                        ---------------   ---------------- --------- -------
Balance as of
  November 30, 1996  7,413,069 $ 9,218,522     --  $     --
(270,000)$(17,500)
Issuance of Common
  Stock in
  Acquisitions         458,219   1,441,355     --        --       --        -
-
Termination of Options
  Issued in Connection
  with Acquisition          --          --     --        --       --        -
-
Issuance of
  Preferred Stock           --          -- 87,710  1,558,519      --        -
-
Issuance of Warrants        --          --     --         --      --        -
-
Preferred Dividends
  Accumulated               --          --     --    510,668      --        -
-
Conversion of
  Preferred to
  Common Stock         110,342     248,185 (9,000)  (207,152)     --        -
-
Net Loss                    --         --      --         --      --        -
-
                    ----------  ----------  ------ ----------  -------   ----
--
Balance as of
  November 30, 1997  7,981,630  10,908,062  78,710  1,862,035
(270,000)(17,500)
Termination of
  Options Issued in
  Connection with
  Acquisition               --          --      --         --       --     --
Purchase Of Treasury
  Stock                     --          --      --         --
(23,300)(18,567)
Preferred Dividends
  Accumulated               --          --      --    147,864       --      -
-
Preferred Dividends
  Paid                      --          --      --    (19,995)      --      -
-
Conversion of Preferred
  to Common Stock      673,376     522,390 (18,710)  (441,173)      --      -
-
Net Income                  --          --      --         --       --      -
-
                    ---------- -----------  ------ ---------- --------  -----
-
Balance as of
  November 30, 1998  8,655,006 $11,430,452  60,000 $1,548,731
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

                                BAB HOLDINGS, INC.

                      Consolidated Statements of Cash Flows

                      Years Ended November 30, 1998 and 1997

                                                         1998         1997
                                                     -----------   ----------
Cash Flows from Operating Activities
  Net income (loss)                                  $   646,764
$(3,402,089)
                                                     -----------    ---------
-
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities
     Depreciation and amortization                     1,180,259
1,490,329
     Provision for impairment and closure                      -
1,836,981
     Deferred preopening store cost                            -
(240,927)
     Deferred revenue                                    350,000
-
     Benefit for deferred income taxes                  (180,000)
-
     Gain on sale of property and equipment              (10,393)
-
     (Increase) decrease in
         Trade accounts receivable                      (207,290)
(432,604)
         National Marketing Fund contributions
          receivable                                      72,799
(245,779)
         Inventories                                      45,923
(211,614)
         Deferred franchise costs                         58,578
(21,319)
         Notes receivable                               (491,003)
(138,632)
         Prepaid expenses and other assets               386,461
(215,653)
         Amounts due from affiliate                            -
(88,653)
      Increase (decrease) in
         Accounts payable                               (588,927)
176,318
         Accrued professional and other services         (12,923)
(178,331)
         Reserve for closed store expenses              (467,815)
-
         Accrued liabilities                            (140,192)
75,157
         Unexpended National Marketing Fund
          franchisee contributions                       (57,549)     358,840
         Deferred franchise fee revenue                 (281,500)      17,600
                                                       ----------    --------
-
         Total Adjustments                              (343,572)
2,181,713
                                                       ----------    --------
-
         Net Cash Provided by (Used in)
          Operating Activities                           303,192
(1,220,376)
                                                       ---------     --------
-

The accompanying notes are an integral part of the consolidated financial statements.

                               BAB HOLDINGS, INC.

                Consolidated Statements of Cash Flows (continued)

                     Years Ended November 30, 1998 and 1997

                                                        1998           1997
                                                    ------------   ----------
--
Cash Flows from Investing Activities
  Purchases of property and equipment               $   (198,295)
$(3,679,705)
  Sale of property and equipment                          33,484
57,400
  Purchase of MFM                                              -
(115,551)
  Purchase of trademarks                                 (75,892)
(16,236)
  Purchases of other assets                                    -
(120,000)
  Loan disbursements                                     (13,263)
(74,201)
  Loan repayments                                        138,900
77,748
  Other                                                  (31,029)
56,440
                                                     -----------   ----------
-
         Net Cash Used in Investing Activities          (146,095)
(3,814,105)
                                                     -----------   ----------
-
Cash Flows from Financing Activities
  Borrowing on line of credit                            337,500
1,675,975
  Debt repayments                                       (145,769)
(364,037)
  Proceeds from issuance of preferred stock                    -
2,192,750
  Payment of preferred stock issuance costs                    -
(247,275)
  Other                                                  (38,562)
3,671
                                                     -----------   ----------
-
          Net Cash Provided by Financing Activities      153,169
3,261,084
                                                     -----------   ----------
-
Net Increase (Decrease) in Cash and Cash Equivalents     310,266
(1,773,397)

Cash and Cash Equivalents, Beginning of Year             389,896
2,163,293
                                                     -----------    ---------
-
Cash and Cash Equivalents, End of Year               $   700,162    $
389,896
                                                     ===========
==========

The accompanying notes are an integral part of the consolidated financial statements.

                            BAB HOLDINGS, INC.

               Notes to Consolidated Financial Statements

                  Years Ended November 30, 1998 and 1997

------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

BAB Holdings, Inc. (the Company) is an Illinois corporation incorporated on November 25, 1992. The Company has four wholly owned subsidiaries:
BAB Operations, Inc. (Operations); BAB Systems, Inc. (Systems);
Brewster's Franchise Corporation (BFC); and My Favorite Muffin Too, Inc.
(MFM). Systems was incorporated on December 2, 1992, and was primarily established to franchise "Big Apple Bagels" specialty bagel retail
stores.   Systems has a wholly owned subsidiary, Systems Investments,
Inc. (Investments), which was created to operate the first Company-owned "Big Apple Bagels" store which, until December 1995, also operated as
the franchise training facility.   Investments also owned a 50% interest
in a joint venture which operated a franchise satellite store.   During
fiscal 1997, the stores operated by Investments and by the joint venture
were sold and are currently operating as franchised stores.   As of
November 1998, Investments was dissolved and merged into the parent company, Systems. Operations was formed on August 30, 1995, primarily to operate Company-owned stores, currently "Big Apple Bagels" and "Brewster's Coffee" concept stores, including one which currently serves as the franchise training
facility.   BFC was established on February 15, 1996, to franchise
"Brewster's
Coffee" concept coffee stores.   MFM, a New Jersey corporation, was acquired
on May 13, 1997. MFM franchises and operates Company-owned "My Favorite Muffin" concept muffin stores.


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

Income (Loss) Per Share
-----------------------

The Company adopted Statement of Financial Accounting Standards (SFAS)
No. 128, "Earnings Per Share" during the first quarter of 1998. This standard prescribes the methods of calculating basic and diluted earnings per share and requires dual presentation of these amounts on the face of the income statement. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share of $.53 in 1997. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the SFAS No. 128 requirements.

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


NOTE 4 - INCOME TAXES

The reconciliation of the income tax provision (benefit) computed at the federal statutory rate of 34% and the benefit for income taxes is as follows:

                                            1998         1997
                                         -----------   ---------
Income tax provision (benefit)
 computed at federal statutory rate      $  164,153  $(1,156,710)
State income taxes (benefit), net
  of federal tax benefit                     23,261     (163,913)
Permanent differences on debt
  financing obtained                         (1,748)      (1,748)
Other adjustments                            18,529       22,584
Valuation allowance without income
  tax benefit                              (368,156)   1,299,787
                                          ----------   ---------
Benefit for Income Taxes                 $ (163,961) $         -
                                          ==========   =========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Deferred tax assets (liabilities) are as follows:

                                              1998         1997
                                           ----------    --------
Franchise fee revenue                      $   20,638  $  216,615
Franchise costs                                52,745      32,102
National Marketing Fund net contributions      71,737      99,638
Allowance for uncollectible accounts          129,125     108,392
Net operating loss carryforwards            1,672,245   1,617,089
Valuation allowance                        (1,514,771) (1,882,927)
                                            ---------   ---------
     Total Deferred Tax Assets                431,719     190,909
                                            ---------   ---------
Depreciation                                 (249,263)   (171,017)
Start-up costs                                      -     (17,807)
Other                                          (2,456)     (2,085)
                                            ---------   ---------
     Total Deferred Tax Liabilities          (251,719)   (190,909)
                                            ---------   ---------
                                            $ 180,000   $       -
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

In December 1998, the Company repaid $127,465 and replaced the Line with a $1.75 million line-of-credit facility with a bank which expires December 31, 1999. Maximum borrowing under the Line is limited to 75% of accounts receivable under 90 days and 40% of the original cost of equipment, furniture and fixtures. Interest is payable monthly at prime plus 1% (8.75% as of January 1, 1999), with principal due upon maturity on December 31, 1999. The line of credit is secured by substantially all of the assets of the Company and requires, among other things, that the Company maintain minimum net worth of $8 million and a compensating cash balance of $250,000.

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

In January 1998, the Company sold the assets of one Company-owned store to a franchisee in exchange for approximately $30,000 in cash and a note receivable for $177,000. The note bears interest at a rate of 8.5% and interest payments were made through August 1998. Thereafter, monthly payments of principal and interest are due until March 1, 2003 when the entire unpaid balance of principal and interest is due in full.

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

Activity under the Incentive Plan and Directors Plan during the two years ended November 30, 1998, is as follows:


                                                     Weighted-
                                    Number of      Average Option
                                      Shares       Price Per Share
                                    ----------    ---------------
Outstanding as of November 30, 1996   297,000           $6.27
Granted                                 4,000           $2.53
Exercised                                   -             -
Canceled                               (3,000)          $2.67
                                      -------
Outstanding as of November 30, 1997   298,000           $6.25
Granted                               151,545           $1.32
Exercised                                   -             -
Canceled                              (25,980)          $2.12
                                      -------
Outstanding as of November 30, 1998   432,565           $4.74
                                      =======

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

                                            1998          1997
                                         -----------  ----------
Net income (loss) attributable to
   common stockholders:
      As reported                        $   498,900  $(4,050,286)
      Pro forma                          $    89,973  $(4,388,032)
Basic income (loss) per share:
      As reported                        $      0.06  $     (0.55)
      Pro forma                          $      0.01  $     (0.59)
Diluted income (loss) per share:
      As reported                        $      0.06  $     (0.55)
      Pro forma                          $      0.01  $     (0.58)

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

NOTE 13-SUBSEQUENT EVENTS

On February 1, 1999, the Company purchased certain assets of a related group of entities doing business as Jacobs Bros. Bagels (Jacobs Bros.), a chain operating retail bagel stores the Chicago, Illinois area. The assets acquired include eight retail locations and a central commissary facility in exchange for $950,000 in cash and warrants to acquire 500,000 shares of the Company's common stock. The warrants provide for the purchase of 275,000 shares and 225,000 shares of common stock at an exercise price of $1.25 and $1.50 per share, respectively. The warrants are first exerciseable on February 1, 2000 and expire on January 31,
2006.    Further, the Company entered into noncompetition agreements with two principals of Jacobs Bros. totaling $210,000 to be paid over varying periods. Finally, the Company issued 160,000 shares of the Company's common stock to the investment bankers.

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