Form 10QSB
period 1999-02-28
BAB HOLDINGS INC
filed 1999-04-14
CIK 946713

FORM 10-QSB

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended: February 28, 1999

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,521,706 shares of Common Stock, as of April 9, 1999.



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

Item 4.    Submission of Matters to a Vote of Security Holders.....

Item 5.    Other Information.......................................

Item 6.    Exhibits and Reports on Form 8-K........................

SIGNATURE  ........................................................





 PART I

ITEM 1.  FINANCIAL STATEMENTS


                            BAB Holdings, Inc.
                  Condensed Consolidated Balance Sheet
                            February 28, 1999
                               (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents, including
       restricted cash of $134,102                         $   303,500
   Other current assets                                      3,230,759
                                                          ------------
Total current assets                                         3,534,259

Property and equipment, net of
    accumulated depreciation of $1,963,063                   4,527,419
Notes receivable                                             1,075,473
Goodwill, net of accumulated amortization of $182,033        3,794,288
Franchise contract rights, net of accumulated
    amortization of $189,959                                 1,894,006
Other assets and intangible assets, net of
    accumulated amortization of $356,356                       839,233
                                                          ------------

                                                          $ 15,664,678
                                                          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                  $  2,056,818
   Deferred franchise fee revenue                              260,000
   Current portion of long-term debt                         1,893,961
   Other current liabilities                                   499,836
                                                          ------------
Total current liabilities                                    4,710,615

Noncurrent liabilities:
   Long-term debt, net of portion included
     in current liabilities                                    987,332
   Other noncurrent liabilities                                472,185
                                                           -----------
Total noncurrent liabilities                                 1,459,517
                                                           -----------

Stockholders' equity:
   Common stock                                             11,570,452
   Additional paid-in capital                                1,452,402
   Preferred stock                                           1,594,430
   Treasury  stock                                             (36,067)
   Accumulated deficit                                      (5,086,671)
                                                           ------------
Total stockholders' equity                                   9,494,546
                                                          ------------

                                                          $ 15,664,678
                                                          ============

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS.

                            BAB Holdings, Inc.

              Condensed Consolidated Statements of Operations

                               (Unaudited)


                                                    THREE MONTHS ENDED
                                                        FEBRUARY 28,
                                                   1999             1998
                                                --------------------------

REVENUES
Net sales by Company-owned stores               $ 2,086,087     $ 2,427,150
Royalty fees from franchised stores                 815,080         787,527
Licensing fees and other income                     237,273         303,163
Franchise and area development fees                 130,500         212,000
                                                  -------------------------
                                                  3,268,940       3,729,840
OPERATING COSTS AND EXPENSES
Food, beverage, and paper costs                     704,807         820,614
Store payroll and other operating expenses        1,196,353       1,513,552
Selling, general, and administrative expenses     1,433,263       1,501,148
                                                 --------------------------
                                                  3,334,423       3,835,314
                                                 --------------------------
Loss before interest                               ( 65,483)      (105,474)
Interest expense                                   ( 39,022)      ( 46,581)
Interest income                                      31,099          19,096
                                                 --------------------------
Net loss                                            (73,406)      (132,959)
Preferred stock divideds accumulated                (45,699)      ( 50,696)
                                                 --------------------------
Net loss attributable to
    common shareholders                          $  (119,105)   $  (183,655)
                                                 ==========================

Basic and diluted loss
    per common share                             $     (0.01)   $    (0.02)
                                                 ==========================


Average number of shares outstanding-
  basic and diluted                               8,365,262        7,723,610
                                   						       	 ==========================


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS.



                             BAB Holdings, Inc.

              Condensed Consolidated Statements of Cash Flows

                                (Unaudited)

                                                     THREE MONTHS ENDED
                                                         FEBRUARY 28,
                                                      1999         1998
                                                   -----------------------
OPERATING ACTIVITIES
Net cash used for operating activities           $ (248,293)  $  (369,970)

INVESTING ACTIVITIES
Purchases of property and equipment                (184,745)      (36,438)
Note repayments                                       4,647       122,727
Other                                                34,901         4,171
                                                  -----------------------
Net cash (used for) provided by
    investing activities                           (145,197)       90,460

FINANCING ACTIVITIES
Borrowings                                          257,000       337,500
Repayment of long-term debt                        (260,172)       (9,598)
                                                 ------------------------
Net cash (used for) provided by
     financing activities                            (3,172)      327,902
                                                 ------------------------
Net (decrease)increase in
     cash and cash equivalents                     (396,662)       48,392
Cash and cash equivalents at beginning of period    700,162       389,896
                                                   ----------------------
Cash and cash equivalents at end of period        $ 303,500  $    438,288
                                                   ======================

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS.





                      BAB Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements


1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements represent the financial activity of BAB Holdings, Inc. (the "Company" or "Holdings"), an Illinois corporation incorporated on November 25, 1992, and its four wholly-owned subsidiaries, BAB Operations, Inc. ("Operations"), BAB Systems, Inc. ("Systems"), Brewster's Franchise Corporation ("BFC") and My Favorite Muffin Too, Inc. ("MFM"). Systems was incorporated on December 2, 1992, and was primarily established to franchise "Big Apple Bagels" specialty bagel retail stores. Operations was formed on August 30, 1995, primarily to operate Company-owned stores, including one which currently serves as the franchise training facility. BFC was established on February 15, 1996, to franchise "Brewster's Coffee" concept retail coffee stores. MFM was acquired on May 13, 1997. MFM franchises and operates "My Favorite Muffin" specialty muffin retail stores.

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


2. Stores Open

Stores which have been opened at February 28, 1999 are as follows:

   Stores opened:
        Company-owned                                 27
        Franchisee-owned                             193
        Licensed                                      73
                                                     ---
        Total                                        293
                                                     ===

3. Acquisitions and Dipositions

In January 1998, the Company sold one store located in Lincoln, Nebraska to a franchisee in exchange for $30,000 and a $177,000 note receivable which bears interest at a rate of 8.5% per annum. Principal and interest payments are payable monthly until March 1, 2003 when the remaining unpaid principal balance is due in full.

On February 1, 1999 the Company acquired certain assets of a group of related entities doing business as Jacobs Bros. Bagels (Jacobs Bros.) which include eight retail bagel stores and a central commissary facility in exchange for $950,000 in cash and warrants for the purchase of an aggregate of 500,000 shares of common stock at an exercise price of $1.25 per share as to 275,000 shares and $1.50 per share as to 225,000 shares. These warrants are first exercisable on February 1, 2000 and expire on January 31, 2006. On February 26, 1999 the Company issued a total of 160,000 shares of common stock to the investment bankers who provided services in connection with this acquisition. Further, the Company entered into noncompetition agreements with two former principals of Jacobs Bros. totaling $210,000 to be paid over varying periods. As the cash portion of the purchase price was financed pursuant to a loan commitment, this has been presented as a non-cash transaction. See Note 6.


4. Preferred Stock - Series A Convertible Preferred Stock

In April 1997, the Company completed the sale of 87,710 shares of $25.00 Series A Convertible Preferred Stock (the "Preferred Stock") in a private placement to institutional investors. The Preferred Stock carries an 8% annual dividend payable in cash or, at the option of the Company, in shares of common stock. However, during a Conversion Suspension Period (defined below), dividends accrue at a rate of 15% per annum. Dividends are payable only when shares are converted to shares of common stock. The holders have no voting rights and have a liquidation preference of $25.00, plus accrued dividends, out of assets of the Company available for distribution to shareholders.

Commencing August 1, 1997 through July 31, 1999, which date shall be extended by the number of days in all Conversion Suspension Periods, the shareholders may elect to convert each share of Preferred Stock into that number of shares of common stock determined by dividing the $25 purchase price by the lesser of $5.64 or 85% of the average closing bid price of the common stock for the 30 trading days immediately preceding the conversion date. In addition, if the Company engages in an underwritten public offering, for any holder who has given notice of participation in such offering, the conversion rate shall be 85% of the public offering price, if less than the amount calculated in the immediately preceding sentence.

A Conversion Suspension Period takes effect if the closing bid price of the common stock is less than $2.325 for 30 consecutive trading days. The Conversion Suspension Period continues until the first trading day thereafter that the closing bid price for the common stock has exceeded $2.325 for 30 consecutive trading days; provided, however, that a Conversion Suspension Period shall not continue for more than sixty (60) days in any period of 365 days. The Company is not required to recognize or accept any conversion of Preferred Stock during a Conversion Suspension Period. During any Conversion Suspension Period, the Company, at its option, may redeem any or all of the Preferred Stock by payment to the holders of $28.75 per share, plus all accrued and unpaid dividends. The Company entered into a Conversion Suspension Period during January 1999. Preferred dividends accumulated during the three months ended February 28, 1999 and 1998 were $45,699 and $50,696, respectively.

During fiscal 1998, holders elected to convert 18,710 shares of Preferred Stock plus dividends accrued thereon into 673,376 shares of common stock. No shares of Preferred Stock were converted during the three months ended February 28, 1999 and 60,000 share of the Preferred Stock remain issued and outstanding.


5. Line of Credit Agreement

In December 1998, the Company repaid $127,465 on a line of credit facility which expired on December 31, 1998 and replaced it with a $1.75 million line-of-credit facility which expires December 31, 1999 (the Line). Maximum borrowing under the Line is limited to 75% of accounts receivable under 90 days and 40% of the original cost of equipment, furniture and fixtures. Interest is payable monthly at prime plus 1% (8.75% as of February 28, 1999), with principal due upon maturity on December 31, 1999. The Line is secured by substantially all of the assets of the Company and requires, among other things, that the Company maintain minimum net worth of $8 million and a compensating cash balance of $250,000. At February 28, 1999, the Company had borrowed $1,750,000 on the Line, all of which is classified as a current liability. The Company is currently in the process of replacing the Line with a long-term credit facility.


6. Notes Payable

In January 1999, the Company received a commitment from a finance company for secured loans totaling $1,350,000 to be used to acquire the Jacobs Bros. assets and refurbish and convert the units acquired to Big Apple
Bagels concept stores. In February 1999, the Company borrowed $1,100,000 pursuant to this commitment. Principal and interest are payable monthly over a period of seven years and are secured by the assets acquired and all improvements made thereon. The loans bear interest at an annual percentage rate of 11.3 percent.


7.  Loss per Share

The following tables sets forth the computation of basic and diluted loss per share:

                                                 THREE MONTHS ENDED
                                                     FEBRUARY 28,
                                              1999                1998
                                          ----------            --------
Numerator:
  Net loss                                $ (73,406)            $(132,952)
  Preferred stock dividend accumulated      (45,699)              (50,696)
                                          ----------            ----------
  Numerator for basic and diluted loss
  per share- loss attributable to common
  shareholders                           $ (119,105)            $(183,655)
                                          ==========            ==========

Denominator:
  Denominator for basic and diluted
    loss per share--weighted
    average shares                         8,365,262             7,723,610
                                          ==========            ==========

Basic and diluted loss per share         $     (0.01)          $     (0.02)
                                          ==========            ==========

Options to purchase 435,240 shares of common stock at varying prices are outstanding at February 28, 1999 under the Company's 1995 Long-Term Incentive and Stock Option Plan (the Incentive Plan) and the 1995 Outside Directors Stock Option Plan (the Directors' Plan). Also outstanding during the period ended February 28, 1999 was a warrant sold in connection with the Company's initial public offering to the underwriter to purchase 255,000 shares of common stock at $3.20 per share. Additionally, in connection with various acquisitions, the Company issued options to purchase 1,054,500 shares of common stock issuable at varying exercise prices ranging from $1.25 per share to $6.17 per share. Further, warrants issued to each holder of Preferred Stock and the placement agent of the Preferred Stock were outstanding to purchase 175,320 and 13,315 shares of common stock at $2.35 and $3.29 per share, respectively. Finally, shares of common stock are issuable pursuant to the terms of the Company's convertible Preferred Stock (see Note 4).

The exercise of outstanding options and warrants and the conversion of convertible securities outstanding during the three months ended February 28, 1999 and 1998 is not assumed as the result is antidilutive to the reported loss per share.


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


General:

From its inception in November of 1992, the Company has grown to 27 Company-owned stores and 266 franchised and licensed units as of February 28, 1999. Systemwide revenues for the three months ended February 28, 1999 were $19.9 million, a $291,000 increase from the year-ago period.

The Company continues to derive a substantial portion of its revenue from sales generated at its Company-owned stores - Company-owned store sales accounted for 64% of total revenues during the current year quarter. The eight units acquired in February 1999 which were formerly owned by Jacobs Bros. are anticipated to contribute approximately $3.3 million in additional revenues in fiscal 1999. Ongoing royalty revenues and franchise fees recognized upon the opening of a franchised unit also represent a significant source of revenue to the Company, totaling 29% of total revenues in the current year quarter. Management anticipates that the current infrastructure is adequate to support the growth in the number of franchised units which are anticipated to open during fiscal 1999. Further, additional revenues generated from the sale of international master franchise agreements are anticipated in fiscal 1999. In the first quarter of 1999, four franchised units opened in Lima, Peru and are now contributing to ongoing franchise fees as a result of an international master franchise agreement sold in the prior fiscal year. Finally, licensing fees continue to be a source of increasing revenues to the Company as it continually seeks to develop additional methods of distribution for its brands. Management anticipates that the commissary which was recently acquired in the Jacobs Bros. acquisition will provide opportunities for increased profitability on product sold via non-traditional sources of distribution.

Product sales are also generated through the Company's Web site. Web site customers can order My Favorite Muffin gift baskets; select offerings of Brewster's Coffee and branded merchandise; access investor, franchise and financial information; search for store locations and send comments directly to the corporate offices.

During the first quarter of 1999 the Company began test marketing a new line of artisan breads and a complete line of sandwiches, soups and salads. This test is now being expanded from 3 locations to additional company-owned units and franchise units. If successful, this program will be rolled out in mid to late 1999.

During the fourth quarter of fiscal 1997, management identified certain under-performing stores which were operating at a loss and which, based on the estimated future cash flows, were considered to be impaired. Four of the seven stores which were considered to be impaired were located in the Southern California market. In accordance with the Financial Accounting Standards Board Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the Emerging Issues Task Force Issue No. 94-3, "Liability Recognition of Costs to Exit an Activity", management recorded in November 1997 a provision for impairment of assets and store closures which totaled approximately $1,837,000. One store was closed during fiscal 1997 and the remaining units were closed during the first quarter of 1998. The six stores incurred operating losses of approximately $90,000 during the three months ended February 28, 1998. As of February 1999 management has terminated its obligations under all the non-cancelable lease obligations and paid all lease obligations in full.


Results of Operations

Three Months Ended February 28, 1999 versus Three Months Ended February 28,
1998.

Total revenues decreased 12% to $3,269,000 in the first quarter 1999 from $3,730,000 in the prior year quarter. This decrease is substantially explained by the difference in the number of Company stores in operation in each of the periods. In the three months ended February 28, 1998 there were 27 stores in operation for the full three months and six additional stores open for varying portions of the three month period. For the three months ended February 28, 1999 there were 18 stores owned and operated for 2 months and 27 stores owned and operated for one month. In addition, severe weather in the Midwest during the month of January 1999 greatly decreased sales in both Company owned and franchise stores, which resulted in both lower company store revenue which resulted in a lower royalties than would otherwise have been earned.

There was a 4% increase in royalty revenues, which were $28,000 greater than that generated in the year-ago quarter. This increase is attributed to the overall increase in the number of franchised units open during the current year period. Licensing fees and other income in total decreased $66,000 to $237,000 from the year-ago period. Approximately $20,000 of the decrease can be attributed to the sale of a Company-owned store that occurred in the three months ended February 28, 1998 with no similar transaction in the current year period. An additional $38,000 of the decrease was due to the sale of promotional material which was produced in-house and shipped during the first quarter of 1998 with no similar transaction in the current period. Finally, franchise and area development fee revenue decreased 39% to $130,500 from the year-ago period.

Costs associated with Company-owned store operations as a percentage of sales decreased 5% in the first quarter 1999 versus 1998. This improvement resulted in Company-owned store operations contributing an additional $92,000 to profitability in the 1999 quarter despite the 14% decrease in associated revenues. Management attributes the improved profitability to the 1998 closure of under-performing units and improvements in training and management techniques to improve store-related costs by over 5%.

Selling, general and administrative expenses remained relatively flat- $1,149,000 compared to $1,185,000 in the year ago quarter. Management anticipates that the current infrastructure will continue to be able to support increased growth in franchised and licensed operations with moderate additions in field personnel and other support services.

Loss from operations was $65,000 in the first quarter of fiscal 1999 versus a loss of $105,000 generated in the prior year period. Interest expense decreased slightly to $39,000 in the three months ended February 28, 1999. This was due to a combination of a lower outstanding balance during the 1999 period and also lower interest rates during the 1999 quarter. Interest income increased 63% to $31,000 from $19,000 in the 1998 quarter.

Net loss was $73,000 in the quarter ended February 28, 1999 versus a loss of $133,000 in the year-ago quarter. Dividends on the Preferred Stock of $46,000 were accumulated during the current year period versus $51,000 in the prior year period.

Net loss per share for the quarter ended February 28, 1999 was $0.01 versus a net loss per share for the year-ago quarter of $0.02 on both a basic and diluted basis. Average shares outstanding increased due to the conversion of 17,710 shares of Preferred Stock to 640,704 shares of Common Stock since February 28, 1998.


Liquidity and Capital Resources

The net cash used by operating activities totaled $248,000 during the first quarter of fiscal 1999. Cash used represents the net loss, adjusted for depreciation and amortization of $292,000, and is offset principally by an increase in accounts receivable of $207,000, an increase in prepaid and other current assets of $135,000 and a decrease in deferred franchise fee revenue of $101,000. The net cash used in operating activities in the year-ago quarter totaled $370,000.

Investing activities used $145,000 during the three months ended February 28, 1999, and consisted primarily of the purchase of property and equipment used to refurbish and convert units acquired from Jacobs Bros.

Cash used in financing activities totaled $3,000 during the three months ended February 28, 1999 and was provided by borrowings under the line of credit offset by the repayment of long-term debt. For the three months ended February 28, 1998 cash provided by financing activities was $328,000. This consisted primarily of borrowings on the Company's line of credit which expired December 31, 1998.

In January 1999, the Company obtained loan commitments totaling $1,350,000 from a finance company whereby the Company could borrow $950,000 to purchase certain assets of Jacobs Bros. and up to $400,000 to purchase equipment and fund remodeling required for the units acquired in the purchase. In February 1999, the Company borrowed $1,100,000 pursuant to these commitments.

At February 28, 1999, the Company had borrowed $1,750,000 on its new credit facility which is due on December 31, 1999. This outstanding balance is classified as a current liability. Management is currently in the process of seeking long-term financing to replace this credit facility.


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


PART II

ITEM 1.  LEGAL PROCEEDINGS

None.


ITEM 2.  CHANGES IN SECURITIES

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

On February 26, 1999 the Company issued a total of 160,000 shares of Common Stock in connection with services rendered in the Jacobs Bros. acquisition, including 65,000 shares which may be deemed to be beneficially owned by David Epstein, a member of the Board of Directors of the Company. Such securities were offered and sold without registration under the Act in reliance upon Section 4(2) of the Act.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the first quarter of the fiscal year ending November 30, 1999, no matter was submitted to a vote of security holders.

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

[iv] 10.16   Employment agreement between the Company and Owen
             Stern dated May 8, 1997

     10.17   Loan document-CIB line of credit dated 12/31/98.

     10.18   Loan document-CIB line of credit date 02/01/99.

     27.1    Financial data schedule

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

BAB HOLDINGS, INC.


Dated: April 14, 1999 By: /s/ JOSEPH M. MERKIN
                              --------------------

                              Joseph M. Merkin
                              Chief Financial Officer
                              (Principal financial and
                              accounting officer)