Form 10QSB
period 1999-05-31
BAB HOLDINGS INC
filed 1999-07-14
CIK 946713

FORM 10-QSB

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended: May 31, 1999

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,514,306 shares of Common Stock, as of July 12, 1999.



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

Item 4.    Submission of Matters to a Vote of Security Holders.....

Item 5.    Other Information.......................................

Item 6.    Exhibits and Reports on Form 8-K........................

SIGNATURE  ........................................................





 PART I

ITEM 1.  FINANCIAL STATEMENTS


                            BAB Holdings, Inc.
                  Condensed Consolidated Balance Sheet
                               May 31, 1999
                               (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents, including
       restricted cash of $149,981                         $   259,234
   Accounts receivable, net of allowance for
       doubtful accounts of $279,733                         1,615,941
   Other current assets                                      1,550,470
                                                          ------------
Total current assets                                         3,425,645

Property and equipment, net of
    accumulated depreciation of $2,190,541                   4,343,316
Notes receivable                                             1,064,098
Goodwill, net of accumulated amortization of $223,861        3,752,461
Franchise contract rights, net of accumulated
    amortization of $215,863                                 1,868,102
Other assets and intangible assets, net of
    accumulated amortization of $370,534                     1,327,301
                                                          ------------

                                                          $ 15,780,923
                                                          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                  $  2,240,625
   Deferred franchise fee revenue                              307,000
   Current portion of long-term debt                         1,877,422
   Other current liabilities                                   639,644
                                                          ------------
Total current liabilities                                    5,064,691

Noncurrent liabilities:
   Long-term debt, net of portion included
     in current liabilities                                  1,133,070
   Other                                                       261,363
                                                           -----------
Total noncurrent liabilities                                 1,394,433
                                                           -----------

Stockholders' equity:
   Common stock                                             11,570,452
   Additional paid-in capital                                1,452,402
   Preferred stock                                           1,625,827
   Treasury  stock                                             (43,964)
   Accumulated deficit                                      (5,282,918)
                                                           ------------
Total stockholders' equity                                   9,321,799
                                                          ------------

                                                          $ 15,780,923
                                                          ============

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS.

                            BAB Holdings, Inc.

              Condensed Consolidated Statements of Operations

                               (Unaudited)


                                                    THREE MONTHS ENDED
                                                          MAY 31,
                                                   1999             1998
                                                --------------------------

REVENUES
Net sales by Company-owned stores               $ 2,744,937     $ 2,390,690
Royalty fees from franchised stores                 770,299         761,713
Franchise and area development fees                  79,000         390,500
Licensing fees and other income                     272,001         252,542
                                                  -------------------------
                                                  3,866,237       3,795,445
OPERATING COSTS AND EXPENSES
Food, beverage and paper costs                      800,748         784,088
Store payroll and other operating expenses        1,787,151       1,314,915
Selling, general and administrative expenses      1,417,346       1,481,410
                                                 --------------------------
                                                  4,005,245       3,580,413
                                                 --------------------------
(Loss) income before interest                      (139,008)        215,032
Interest expense                                   ( 92,510)       ( 57,133)
Interest income                                      66,668          37,743
                                                 --------------------------
Net (loss) income                                  (164,850)        195,642
Preferred stock dividends accumulated               (31,397)       ( 37,003)
                                                 --------------------------
Net (loss) income attributable to
    common shareholders                          $ (196,247)    $   158,639
                                                 ==========================

(Loss) earnings per common share -
    basic and diluted                           $     (0.02)    $      0.02
                                                 ==========================


Average number of shares outstanding              8,514,306       7,919,466
                                                  =========================
Average number of shares outstanding-
    diluted                                       8,514,306      10,425,864
                                                 ==========================


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS.



                            BAB Holdings, Inc.

              Condensed Consolidated Statements of Operations

                               (Unaudited)


                                                      SIX MONTHS ENDED
                                                          MAY 31,
                                                   1999             1998
                                                --------------------------

REVENUES
Net sales by Company-owned stores               $ 4,831,024     $ 4,817,840
Royalty fees from franchised stores               1,585,379       1,549,240
Franchise and area development fees                 209,500         602,500
Licensing fees and other income                     509,274         555,705
                                                  -------------------------
                                                  7,135,177       7,525,285
OPERATING COSTS AND EXPENSES
Food, beverage and paper costs                    1,505,555       1,604,702
Store payroll and other operating expenses        2,983,504       2,828,467
Selling, general and administrative expenses      2,850,609       2,982,558
                                                 --------------------------
                                                  7,339,668       7,415,727
                                                 --------------------------
(Loss) income before interest                      (204,491)        109,558
Interest expense                                   (131,532)       (103,714)
Interest income                                      97,767          56,839
                                                 --------------------------
Net (loss) income                                  (238,256)         62,683
Preferred stock dividends accumulated               (77,096)       ( 87,699)
                                                 --------------------------
Net loss attributable to
    common shareholders                          $ (315,352)    $  ( 25,016)
                                                 ==========================

Loss per common share -
    basic and diluted                           $     (0.04)   $          -
                                                 ==========================


Average number of shares outstanding-
    basic and diluted                             8,440,643       7,822,614
                                                 ==========================


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS.


                             BAB Holdings, Inc.

              Condensed Consolidated Statements of Cash Flows

                                (Unaudited)

                                                       SIX MONTHS ENDED
                                                            MAY 31,
                                                      1999         1998
                                                   -----------------------
OPERATING ACTIVITIES
Net cash provided by (used for)
    operating activities                         $  146,828   $  (463,743)

INVESTING ACTIVITIES
Purchases of property and equipment                (293,260)     (103,484)
Note repayments                                      18,289       116,129
Other                                              (161,416)       22,303
                                                  -----------------------
Net cash (used for) provided by
    investing activities                           (436,387)       34,948

FINANCING ACTIVITIES
Borrowings                                          180,453       337,500
Repayment of long-term debt                        (323,925)            -
Other                                              (  7,897)      (35,107)
                                                   -----------------------
Net cash (used for) provided by
    financing activities                           (151,369)      302,393
                                                   ----------------------
Net decrease in cash and cash equivalents          (440,928)     (126,402)
Cash and cash equivalents at beginning of period    700,162       389,896
                                                   ----------------------
Cash and cash equivalents at end of period        $ 259,234  $    263,494
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

The accompanying condensed consolidated financial statements are unaudited. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments necessary to fairly present the results of such interim periods and the financial position as of the end of said period. These adjustments were of a normal recurring nature and did not have a material impact on the financial statements presented.


2. Stores Open

Stores which have been opened at May 31, 1999 are as follows:

   Stores opened:
        Company-owned                                 26
        Franchisee-owned                             184
        Licensed                                      69
                                                     ---
        Total                                        279
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

On February 1, 1999 the Company acquired certain assets of a group of related entities doing business as Jacobs Bros. Bagels (Jacobs Bros.), which include eight retail bagel stores and a central commissary facility, in exchange for $950,000 in cash and warrants for the purchase of an aggregate of 500,000 shares of common stock at an exercise price of $1.25 per share as to 275,000 shares and $1.50 per share as to 225,000 shares. These warrants are first exercisable on February 1, 2000 and expire on January 31, 2006. On February 26, 1999 the Company issued a total of 160,000 shares of common stock to the investment bankers who provided services in connection with this acquisition. Further, the Company obtained noncompetition agreements with two former principals of Jacobs Bros in consideration of $210,000 to be paid over varying periods.



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

A Conversion Suspension Period takes effect if the closing bid price of the common stock is less than $2.325 for 30 consecutive trading days. The Conversion Suspension Period continues until the first trading day thereafter that the closing bid price for the common stock has exceeded $2.325 for 30 consecutive trading days; provided, however, that a Conversion Suspension Period shall not continue for more than sixty (60) days in any period of 365 days. The Company is not required to recognize or accept any conversion of Preferred Stock during a Conversion Suspension Period. During any Conversion Suspension Period, the Company, at its option, may redeem any or all of the Preferred Stock by payment to the holders of $28.75 per share, plus all accrued and unpaid dividends. The Company entered into a Conversion Suspension Period during January 1999. Preferred dividends accumulated during the three months and six months ended May 31, 1999 and 1998 were $31,397, $77,096, $37,003 and $87,699 respectively.

During fiscal 1998, holders elected to convert 18,710 shares of Preferred Stock plus dividends accrued thereon into 673,376 shares of common stock. No shares of Preferred Stock were converted during the six months ended
May 31, 1999 and 60,000 shares of the Preferred Stock remain outstanding.


5. Line of Credit Agreement

In December 1998, the Company repaid $127,465 on a line of credit facility which expired on December 31, 1998 and replaced it with a $1.75 million line-of-credit facility which expires December 31, 1999 (the Line). Maximum borrowing under the Line is limited to 75% of accounts receivable under 90 days and 40% of the original cost of equipment, furniture and fixtures. Interest is payable monthly at prime plus 1% (9.00% as of May 31, 1999), with principal due upon maturity on December 31, 1999. At May 31, 1999, the Company had borrowed $1,750,000 on the Line, all of which is classified as a current liability. The Company is currently in the process of replacing the Line with a long-term credit facility. The Line is secured by substantially all of the assets of the Company and requires, among other things, that the Company maintain minimum net worth of $8 million and a compensating cash balance of $250,000.


6. Notes Payable

In January 1999, the Company received a commitment from a finance company for secured loans totaling $1,350,000 to be used to acquire the Jacobs Bros. assets and refurbish and convert the units acquired to Big Apple
Bagels concept stores. As of May 31, 1999, the Company has borrowed $1,297,432 pursuant to this commitment. Principal and interest are payable monthly over a period of seven years and are secured by the assets acquired and all improvements made thereon. The loans bear interest at an annual percentage rate of 11.3 percent.


7.  (Loss) Earnings per Share

The following tables set forth the computation of basic and diluted (loss) earnings per share:

                                                  THREE MONTHS ENDED
                                                        MAY 31,
                                                 1999              1998
                                             ----------          --------
Numerator:
  Net (loss) income                          $(164,850)          $195,642
  Preferred stock dividend accumulated         (31,397)           (37,003)
                                             ----------         ----------
  Numerator for basic (loss) earnings per
    share- (loss) income attributable to
    common shareholders                     $ (196,247)         $ 158,639

  Effect of dilutive securities:
  Preferred stock dividend accumulated               -             37,003
                                            ----------         ----------
  Numerator for diluted (loss) earnings
    per share - (loss) income
    attributable to common shareholders     $ (196,247)         $ 195,642
                                            ===========        ==========

Denominator:
  Denominator for basic (loss) earnings
    per share--weighted average shares       8,514,306          7,919,466
  Effect of dilutive securities:
  Convertible preferred stock                        -          2,506,398
                                             ---------          ---------
Denominator for diluted (loss)earnings
  per share -weighted average shares         8,514,306         10,425,864
                                            ==========         ==========

Basic and diluted
  (loss) earnings per share                 $    (0.02)        $     0.02
                                             ==========        ==========

                                                   SIX MONTHS ENDED
                                                        MAY 31,
                                              1999                1998
                                          ----------            --------
Numerator:
  Net (loss) income                          $(238,256)        $   62,683
  Preferred stock dividend accumulated         (77,096)           (87,699)
                                             ----------        -----------
  Numerator for basic and diluted loss
  per share- loss attributable to common
  shareholders                              $ (315,352)         $ (25,016)
                                             ==========         ==========

Denominator:
  Denominator for basic and diluted loss
    per share--weighted average shares       8,440,643          7,822,614
                                             =========          =========
Basic and diluted loss per share           $     (0.04)        $        -
                                            ===========         ==========


Options to purchase 535,240 shares of common stock at varying prices are outstanding at May 31, 1999 under the Company's 1995 Long-Term Incentive and Stock Option Plan (the Incentive Plan) and the 1995 Outside Directors
Stock Option Plan (the Directors' Plan). Also outstanding during the period ended May 31, 1999 was a warrant sold in connection with the Company's initial public offering to the underwriter to purchase 255,000 shares of common stock at $3.20 per share. Additionally, in connection with various acquisitions, the Company has issued options to purchase 504,500 shares of common stock issuable at varying exercise prices ranging from $1.25 per share to $6.17 per share. Options to purchase 550,000 shares of common stock at an exercise price of $6.17 expired unexercised on May 21, 1999. Further, warrants issued to each holder of Preferred Stock and the placement agent of the Preferred Stock were outstanding to purchase 175,320 and 13,315 shares of common stock at $2.35 and $3.29 per share, respectively. Finally, shares of common stock are issuable pursuant to the terms of the Company's convertible Preferred Stock (see Note 4).

The exercise of outstanding options and warrants and the conversion of convertible securities outstanding during the three months and six months ended May 31, 1999 and the six months ended May 31,1998 is not assumed as the result is antidilutive to the reported loss per share.


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


General:

From its inception in November of 1992, the Company has grown to 26 Company-owned stores and 253 franchised and licensed units as of May 31, 1999. Systemwide revenues for the six months ended May 31, 1999 were $39.5 million, a $648,000 increase from the year-ago period. The Company is focused on opening new or converting existing units to tri-branded stores featuring products using the Big Apple Bagels, My Favorite Muffin and Brewster's coffee trade names.

The Company continues to derive a substantial portion of its revenue from sales generated at its Company-owned stores. Company-owned store sales accounted for 71% of total revenues during the current year quarter. The eight units acquired in February 1999 which were formerly owned by Jacobs Bros. are anticipated to contribute approximately $3.3 million in additional revenues in fiscal 1999. Ongoing royalty revenues and franchise fees recognized upon the opening of a franchised unit also represent a significant source of revenue to the Company, totaling 22% of total revenues in the current year quarter. Management anticipates that the current infrastructure is adequate to support the growth in the number of franchised units which are anticipated to open during fiscal 1999. Further, additional revenues generated from the sale of international master franchise agreements are anticipated in fiscal 1999. During fiscal 1999, four franchised units opened in Lima, Peru and are now contributing to ongoing franchise fees as a result of an international master franchise agreement sold in the prior fiscal year. Finally, licensing fees continue to be a source of increasing revenues to the Company as it continually seeks to develop additional methods of distribution for its brands. Management anticipates that the commissary which was recently acquired in the Jacobs Bros. acquisition will provide opportunities for increased profitability on product sold via non-traditional sources of distribution.

Franchising interest remains very strong. With the help of the Internet Web site as one of the prime sources of franchise leads and other means of advertising, lead generation remains very high. International franchise leads are increasing as well with the opening of four stores in Lima, Peru. The Company anticipates store openings in at least two additional countries in fiscal 1999.

In November 1998, the Company launched its Web site to take advantage of the growth in Internet usage and transactional commerce on the World Wide Web. The site was enhanced during the six months of 1999. Through the Web site, customers can order My Favorite Muffin gift baskets; select offerings of Brewster's Coffee and branded merchandise; access investor, franchise and financial information; search for store locations and send comments directly to the corporate offices. The Company's full service commissary, acquired in the February 1999 Jacobs Bros. acquisition assists in support of the growing business generated by the Web site. Currently the Company is in the process of promoting the Web site to enhance its E-commerce growth.

During the first quarter of 1999 the Company began test marketing a new line of artisan breads and a complete line of sandwiches, soups and salads. This test has been expanded from 3 locations to additional Company-owned units and will be tested in franchise units during the third quarter.

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


Results of Operations

Three Months Ended May 31, 1999 versus Three Months Ended May 31, 1998.

Total revenues increased 1.9% to $3,866,000 in the second quarter 1999 from $3,795,000 in the prior year quarter. The increase is primarily attributed to the acquisition of the Jacobs Bros. stores offset by revenues generated by stores operating in the year ago quarter that were subsequently closed. The number of Company-owned stores remains at 26. In addition, franchise and area development fee revenue was significantly below the year-ago period, primarily because of the timing of store openings and the 1998 sale of two international master franchise agreements that were not present in the current year period.

Food, beverage and paper costs as a percentage of sales generated by Company-owned stores, improved to 29.2% from 32.8% in the second quarter 1999 versus 1998. This is primarily the result of the commissary operations acquired as part of the Jacobs Bros. acquisition. Store payroll and other operating expenses increased due to greater overall sales volume and because of non-recurring costs associated with the integration and conversion of the Jacobs Bros. stores to tri-branded concepts and additional labor associated with the testing of the Company's line of signature bread.

Selling, general and administrative (S,G&A) expenses totaled $1,417,000 during the current year period, a decrease of $64,000 from the year-ago quarter. Payroll-related expenses totaled $658,000 compared to $551,000 in the prior period, an increase of 19.0%. The increase is attributed to employees hired in connection with the Jacobs Bros. acquisition. Despite the increase in payroll, total S,G&A expenses are below year-ago levels. As a percentage of revenue, S,G&A expenses were at 36.7% in the second quarter of 1999 versus 39.0% during the 1998 second quarter.

Loss from operations was $139,000 in the second quarter of fiscal 1999 versus income from operations of $215,000 generated in the year-ago quarter. Interest expense increased by $35,000 to $93,000 in the three months ended May 31, 1999, related to the Company's additional obligations arising through the Jacobs Bros. acquisition.

Net loss attributable to common shareholders totaled $196,000 in the quarter ended May 31, 1999 versus net income of $159,000 in the year-ago quarter. Preferred dividends on the Preferred Stock of $31,000 were accumulated during the second quarter of 1999. In the quarter ended May 31, 1998, $37,000 of preferred dividends were accumulated.

Net loss per share for the quarter ended May 31, 1999 was ($0.02) per share on both a basic and diluted basis. The Company's income per share for the year-ago quarter was $0.02 per share on both a basic and diluted basis. On a diluted basis, 2,506,398 shares issuable pursuant to the conversion feature of the Preferred Stock were included in the average number of shares outstanding in the prior period calculation. The number of shares was based on the average conversion price in effect during the quarter.

Six Months Ended May 31, 1999 versus Six Months Ended May 31, 1998

Total revenues decreased 5.2% to $7,135,000 in the 1999 period from $7,525,000 in the prior year period. This decrease is attributable to the level of franchising activity during the first six months of 1999 as compared to 1998. In addition, the positive effect of the Jacobs Bros. acquisition in 1999 was offset by eight stores that were open for varying periods of time during the six months of 1998. During the six months ended May 31, 1999, the Company had a net increase in the number of Company-owned stores open of 4 and ended the period with 26 units in operation. During the year-ago period, the Company had a net decrease in the number of Company-owned stores of 8 and ended the quarter with 26 units in operation. Royalty revenue increased modestly over the prior year period. Franchise and area development fee revenue was significantly below the year-ago period, primarily because of the timing of store openings and the 1998 sales of two international master franchise agreements that were not present in the current year period. The Company anticipates an increased number of store openings and sales of international development agreements during the last six months of fiscal 1999. Finally, licensing fees and other income in total were slightly lower in the six months ended May 31, 1999 versus the prior year's six months due to timing issues.

Food, beverage and paper costs associated with Company-owned store operations were 31.2% as a percentage of sales in the six months ended May 31, 1999 as compared to 33.3% in the prior year period. This is primarily the result of the commissary operations acquired as part of the Jacobs Bros. acquisition. Leveraging the costs in the commissary represents a significant opportunity for improved profitability. Store payroll and other operating expenses increased because of costs associated with the integration and conversion of the Jacobs Bros. stores to tri-branded concepts and additional labor associated with the testing of the Company's line of signature bread.

Selling, general and administrative expenses decreased by $132,000 to $2,851,000. Corporate head count has risen slightly to 42 from 36 at the end of May 31, 1998. The increase is attributed to employees hired in connection with the Jacobs Bros. acquisition. Consequently, there is a slight increase in payroll expense. Despite the increase in payroll expense, overall S,G&A expenses were lower in the 1999 period than in the 1998 period.

Loss from operations was $204,000 in the fiscal 1999 period versus income of $110,000 in the fiscal 1998 period Interest expense increased by $28,000 to $132,000 in the six months ended May 31, 1999 related to the Company's additional borrowings for the Jacobs Bros. acquisition offset by a lower effective interest rate on its credit facility. Net loss attributable to common shareholders totaled $315,000 in the six months ended May 31, 1999 versus $25,000 in the year-ago period. Preferred dividends on the Preferred Stock of $77,000 were accumulated during the six months ended May 31, 1999. In the year-ago period, $88,000 of preferred dividends accumulated. Net loss per share for the six months ended May 31, 1999 was $0.04 per share on
both a basic and diluted basis.   The Company's loss per share for the
year-ago quarter was less than $0.01 per share on both a basic and diluted basis.


Liquidity and Capital Resources

The net cash provided by operating activities totaled $147,000 during the six months ended May 31, 1999. Cash provided represents principally the net loss, adjusted for depreciation and amortization of $631,000 and an increase in accounts payable and accrued expenses of $160,000, offset by an increase in accounts receivable of $435,000. The net cash used in operating activities in the year-ago period totaled $464,000.

Investing activities used $436,000 during the six months ended May 31, 1999, and consisted primarily of the purchase of property and equipment used to refurbish and convert units acquired in the Jacobs Bros. acquisition. The net cash provided in the prior year period totaled $35,000.

Net cash used in financing activities during the current period totaled $151,000 and represents principally payments made on the credit facility which expired on December 31, 1998. The Company paid $127,000 to reduce the amount borrowed to $1,750,000, the maximum borrowing on a new line of credit facility which is due on December 31, 1999. The outstanding balance of $1,750,000 at May 31, 1999 is classified as a current liability. Management is currently in the process of seeking long-term financing to replace this credit facility.

In January 1999, the Company obtained loan commitments totaling $1,350,000 from a finance company whereby the Company could borrow $950,000 to purchase certain assets of Jacobs Bros. and up to $400,000 to purchase equipment and fund remodeling for the units acquired in the purchase. By May 31, 1999, the Company had borrowed $1,297,000 pursuant to these commitments.



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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were voted upon at the registrant's annual meeting of shareholders held on April 27, 1999. All directors were elected and all other proposals passed.

1.  Election of Directors (Management's nominees):
                                                                   Broker
                                         For        Withheld      non Vote
                                     ---------      ---------     --------
  Michael W. Evans                   6,762,015      1,217,390            -
  Michael K. Murtaugh                6,742,015      1,237,390            -
  David L. Epstein                   6,784,935      1,194,470            -
  Robert B. Nagel                    6,763,615      1,215,790            -
  Cynthia A. Vahlkamp                6,753,515      1,225,890            -


2. Amendment of the 1995 Long-Term Incentive and Stock Option Plan to increase the number of shares of Common Stock reserved for issuance under the Incentive Plan from 570,000 to 995,000.

  For  2,512,868    Against  2,140,458    Abstain  22,455    Broker Non Vote
    3,303,624

Broker non votes were not counted as "present and entitled to vote."

3. Amendment of the 1995 Outside Directors Stock Option Plan to increase the number of shares of Common Stock reserved for issuance under the Directors Plan from 30,000 to 105,000.

  For  2,465,768    Against  2,174,973    Abstain  26,310    Broker Non Vote
    3,312,354

Broker non votes were not counted as "present and entitled to vote."

4. Amendment of the Directors Plan to increase the number of shares underlying options granted to outside directors upon re-election from 1,000 to 5,000.

 For  5,784,122    Against  2,168,538    Abstain  26,745    Broker Non Vote
    0

Broker non votes were not counted as "present and entitled to vote."

5. Appointment of Blackman Kallick Bartelstein, LLP as independent auditors for the fiscal year ended November 30, 1999.

For  7,816,981    Against  79,924    Abstain  82,500    Broker Non Vote  0

Broker non votes were not counted as "present and entitled to vote."

ITEM 5.  OTHER INFORMATION

The Company has received notice from NASDAQ that the Company's stock price is not in compliance with the new minimum bid price requirement. The Company has until August 10, 1999 in order to regain compliance with this requirement.

On April 26, 1999, the Company hired Mr. Mark E. Majewski as its Chief Financial Officer and Treasurer.

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

[iv] 10.16   Employment agreement between the Company and Owen
             Stern dated May 8, 1997

[viii] 10.17   Loan document-CIB line of credit dated 12/31/98.

[viii] 10.18   Loan document-FMAC dated 02/01/99.

     27.1    Financial data schedule

 [i]    Incorporated by reference to the Company's Report on Form 10-KSB for the fiscal year ended November 30, 1995
[ii] Incorporated by reference to the Company's Report on Form 8-K dated May 1, 1996
[iii] Incorporated by reference to the Company's Report on Form 8-K dated May 21, 1996
[iv] Incorporated by reference to the Company's Report on Form 8-K dated May 13, 1997
[v] Incorporated by reference to the Company's Registration Statement on Form SB-2, effective November 27, 1995 (Commission File No. 33-98060C)
[vi] Incorporated by reference to the Company's Report on Form 10-KSB for the fiscal year ended November 30, 1996
[vii] Incorporated by reference to the Company's Report on Form 10-QSB for the quarter ended February 28, 1997
[viii] Incorporated by reference to the Company's Report on Form 10-QSB for the quarter ended February 28, 1999

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAB HOLDINGS, INC.


Dated: July 14, 1999  By: /s/ MARK E. MAJEWSKI
                              --------------------

                              Mark E. Majewski
                              Chief Financial Officer
                              (Principal financial and
                              accounting officer)