Form 10QSB
period 1999-08-31
BAB HOLDINGS INC
filed 1999-10-15
CIK 946713

FORM 10-QSB

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended: August 31, 1999

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 8,514,306 shares of Common Stock, as of October 12, 1999.



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

Item 4.    Submission of Matters to a Vote of Security Holders.....

Item 5.    Other Information.......................................

Item 6.    Exhibits and Reports on Form 8-K........................

SIGNATURE  ........................................................





 PART I

ITEM 1.  FINANCIAL STATEMENTS


                            BAB Holdings, Inc.
                  Condensed Consolidated Balance Sheet
                               August 31, 1999
                               (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents, including
       restricted cash of $ 89,028                         $   259,229
   Accounts receivable, net of allowance for
       doubtful accounts of $294,884                         1,468,262
   Other current assets                                      1,794,644
                                                          ------------
Total current assets                                         3,522,135

Property and equipment, net of
    accumulated depreciation of $2,280,506                   4,404,376
Notes receivable                                               958,594
Goodwill, net of accumulated amortization of $259,589        3,459,510
Franchise contract rights, net of accumulated
    amortization of $241,767                                 1,842,198
Other assets and intangible assets, net of
    accumulated amortization of $411,112                     1,360,124
                                                          ------------

                                                          $ 15,546,937
                                                          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                  $  1,766,469
   Deferred franchise fee revenue                              325,000
   Current portion of long-term debt                         2,120,639
   Other current liabilities                                   717,940
                                                          ------------
Total current liabilities                                    4,930,048

Noncurrent liabilities:
   Long-term debt, net of portion included
     in current liabilities                                  1,212,947
   Other                                                       260,897
                                                           -----------
Total noncurrent liabilities                                 1,473,844
                                                           -----------

Stockholders' equity:
   Common stock                                             11,570,452
   Additional paid-in capital                                1,452,402
   Preferred stock                                           1,655,745
   Treasury  stock                                             (43,964)
   Accumulated deficit                                      (5,491,590)
                                                           ------------
Total stockholders' equity                                   9,143,045
                                                          ------------

                                                          $ 15,546,937
                                                          ============

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS.

                            BAB Holdings, Inc.

              Condensed Consolidated Statements of Operations

                               (Unaudited)


                                                    THREE MONTHS ENDED
                                                       AUGUST 31,
                                                   1999             1998
                                                --------------------------

REVENUES
Net sales by Company-owned stores               $ 2,856,754     $ 2,157,833
Royalty fees from franchised stores                 743,319         829,507
Franchise and area development fees                 202,500         245,000
Licensing fees and other income                     324,667         238,789
                                                  -------------------------
                                                  4,127,240       3,471,129
OPERATING COSTS AND EXPENSES
Food, beverage and paper costs                      847,185         703,876
Store payroll and other operating expenses        1,857,329       1,203,534
Selling, general and administrative expenses      1,560,031       1,453,173
                                                 --------------------------
                                                  4,264,545       3,360,583
                                                 --------------------------
(Loss) income before interest                      (137,305)        110,546
Interest expense                                   ( 78,622)       ( 46,221)
Interest income                                      37,174          26,152
                                                 --------------------------
Net (loss) income                                  (178,753)         90,477
Preferred stock dividends accumulated               (29,918)       ( 30,247)
                                                 --------------------------
Net (loss) income attributable to
    common shareholders                          $ (208,671)    $    60,230
                                                 ==========================

(Loss) earnings per common share -
    basic and diluted                            $    (0.02)    $      0.01
                                                 ==========================


Average number of shares outstanding              8,514,306      8,380,476
                                                  =========================
Average number of shares outstanding-
    diluted                                       8,514,306      8,385,006
                                                 ==========================


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS.



                            BAB Holdings, Inc.

              Condensed Consolidated Statements of Operations

                               (Unaudited)


                                                     NINE MONTHS ENDED
                                                       AUGUST 31,
                                                   1999             1998
                                                --------------------------

REVENUES
Net sales by Company-owned stores               $ 7,687,778     $ 6,975,673
Royalty fees from franchised stores               2,328,698       2,378,747
Franchise and area development fees                 412,000         847,500
Licensing fees and other income                     833,941         794,494
                                                 --------------------------
                                                 11,262,417      10,996,414
OPERATING COSTS AND EXPENSES
Food, beverage and paper costs                    2,352,740       2,308,578
Store payroll and other operating expenses        4,840,833       4,032,001
Selling, general and administrative expenses      4,410,640       4,435,731
                                                 --------------------------
                                                 11,604,213      10,776,310
                                                 --------------------------
(Loss) income before interest                      (341,796)        220,104
Interest expense                                   (210,154)       (149,935)
Interest income                                     134,941          82,991
                                                 --------------------------
Net (loss) income                                  (417,009)        153,160
Preferred stock dividends accumulated              (107,014)       (117,946)
                                                 --------------------------
Net (loss) income attributable to
    common shareholders                          $ (524,023)    $    35,214
                                                 ==========================

Loss per common share -
    basic and diluted                            $    (0.06)   $          -
                                                 ==========================


Average number of shares outstanding-
    basic and diluted                             8,465,377       8,009,925
                                                 ==========================


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS.


                             BAB Holdings, Inc.

              Condensed Consolidated Statements of Cash Flows

                                (Unaudited)

                                                       NINE MONTHS ENDED
                                                          AUGUST 31,
                                                      1999         1998
                                                   -----------------------
OPERATING ACTIVITIES
Net cash used for operating activities           $ ( 77,956)  $  (287,328)

INVESTING ACTIVITIES
Purchases of property and equipment                (116,748)     (163,153)
Note repayments                                      28,350       129,457
Other                                              ( 12,946)     ( 37,447)
                                                  ------------------------
Net cash used for investing activities             (101,344)     ( 71,143)

FINANCING ACTIVITIES
Borrowings                                          125,000       337,500
Repayment of long-term debt                        (378,736)     ( 29,728)
Other                                              (  7,897)      (19,995)
                                                   -----------------------
Net cash (used for) provided by
    financing activities                           (261,633)      287,777
                                                   ----------------------
Net decrease in cash and cash equivalents          (440,933)     ( 70,694)
Cash and cash equivalents at beginning of period    700,162       389,896
                                                   -----------------------
Cash and cash equivalents at end of period        $ 259,229  $    319,202
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


2. Stores Open

Stores which have been opened at August 31, 1999 are as follows:

   Stores opened:
        Company-owned                                 25
        Franchisee-owned                             181
        Licensed                                      68
                                                     ---
        Total                                        274
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

In June 1999, the Company acquired two stores located in the Milwaukee, Wisconsin market from a franchisee in exchange for forgiveness of a $251,000 note receivable and assumption of a $170,000 note payable.

In July 1999 the company sold two stores in the Milwaukee, Wisconsin market to a franchisee for a $217,000 note receivable bearing interest payable monthly at a rate of 9.5% per annum. This note was paid in full on September 30, 1999.



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

From August 1, 1997 through July 31, 1999, plus the number of days in all Conversion Suspension Periods, the shareholders may elect to convert each share of Preferred Stock into that number of shares of common stock determined by dividing the $25 purchase price by the lesser of $5.64 or 85% of the average closing bid price of the common stock for the 30 trading days immediately preceding the conversion date. In addition, if the Company engages in an underwritten public offering, for any holder who has given notice of participation in such offering, the conversion rate shall be 85% of the public offering price, if less than the amount calculated in the immediately preceding sentence.

A Conversion Suspension Period takes effect if the closing bid price of the common stock is less than $2.325 for 30 consecutive trading days. The Conversion Suspension Period continues until the first trading day thereafter that the closing bid price for the common stock has exceeded $2.325 for 30 consecutive trading days; provided, however, that a Conversion Suspension Period shall not continue for more than sixty (60) days in any period of 365 days. The Company is not required to recognize or accept any conversion of Preferred Stock during a Conversion Suspension Period. During any Conversion Suspension Period, the Company, at its option, may redeem any or all of the Preferred Stock by payment to the holders of $28.75 per share, plus all accrued and unpaid dividends. The Company entered into a Conversion Suspension Period during January 1999. Preferred dividends accumulated during the three months and nine months ended August 31, 1999 and 1998 were $29,918, $107,014, $30,247 and $117,946 respectively.

During fiscal 1998, holders elected to convert 18,710 shares of Preferred Stock plus dividends accrued thereon into 673,376 shares of common stock. No shares of Preferred Stock were converted during the nine months ended
August 31, 1999 and 60,000 shares of the Preferred Stock remain outstanding.


5. Line of Credit Agreement

In December 1998, the Company repaid $127,465 on a line of credit facility which expired on December 31, 1998 and replaced it with a $1.75 million line-of-credit facility which expires December 31, 1999 (the Line). Maximum borrowing under the Line is limited to 75% of accounts receivable under 90 days and 40% of the original cost of equipment, furniture and fixtures. Interest is payable monthly at prime plus 1% (9.25% as of August 31, 1999), with principal due upon maturity on December 31, 1999. At August 31, 1999, the Company had borrowed $1,750,000 on the Line, all of which is classified as a current liability. The Company is currently negotiating with its lender to renew the line of credit facility.
The Line is secured by substantially all of the assets of the Company and requires, among other things, that the Company maintain minimum net worth of $8 million and a compensating cash balance of $250,000.


6. Notes Payable

In January 1999, the Company received a commitment from a finance company for secured loans totaling $1,350,000 to acquire the Jacobs
Bros. assets and refurbish and convert the units acquired to Big Apple Bagels concept stores. As of August 31, 1999, the Company has borrowed $1,335,680 pursuant to this commitment. Principal and interest are payable monthly over a period of seven years and are secured by the assets acquired and all improvements made thereon. The loans bear interest at an annual percentage rate of 11.3 percent.

In June 1999, the Company assumed a $170,000 note in connection with acquiring two stores from a franchisee in Wisconsin. Principal and interest are payable monthly until October 2006 when the remaining unpaid balance is due in full. The loans bear interest at an annual percentage rate of 10%.


7.  (Loss) Earnings per Share

The following tables set forth the computation of basic and diluted (loss) earnings per share:

                                                  THREE MONTHS ENDED
                                                     AUGUST 31,
                                                 1999              1998
                                             ----------          --------
Numerator:
  Net (loss) income                          $(178,753)          $ 90,477
  Preferred stock dividend accumulated         (29,918)           (30,247)
                                             ----------         ----------
  Numerator for basic (loss) earnings per
    share- (loss) income attributable to
    common shareholders                     $ (208,671)         $  60,230

  Effect of dilutive securities:

  Preferred stock dividend accumulated               -                 60
                                            ----------         ----------
  Numerator for diluted (loss) earnings
    per share - (loss) income
    attributable to common shareholders     $ (208,671)         $  60,290
                                            ===========        ==========

Denominator:
  Denominator for basic (loss) earnings
    per share--weighted average shares       8,514,306          8,380,476
  Effect of dilutive securities:
  Convertible preferred stock                        -              4,530
                                             ---------          ---------
Denominator for diluted (loss)earnings
  per share -weighted average shares         8,514,306          8,385,006
                                            ==========         ==========

Basic and diluted
  (loss) earnings per share                 $    (0.02)        $     0.01
                                             ==========        ==========

                                                  NINE MONTHS ENDED
                                                     AUGUST 31,
                                              1999                1998
                                             ----------         ---------
Numerator:
  Net (loss) income                          $(417,009)        $  153,160
  Preferred stock dividend accumulated        (107,014)          (117,946)
                                             ----------        -----------
  Numerator for basic and diluted (loss)
  Earnings per share- (loss) earnings
 attributable to common shareholders        $ (524,023)         $  35,214
                                             ==========         ==========

Denominator:
  Denominator for basic and diluted loss
    per share--weighted average shares       8,465,377          8,009,925
                                             =========          =========
Basic and diluted loss per share           $     (0.06)        $        -
                                            ===========         =========


Options to purchase 530,740 shares of common stock at varying prices are outstanding at August 31, 1999 under the Company's 1995 Long-Term Incentive and Stock Option Plan (the "Incentive Plan") and the 1995 Outside Directors Stock Option Plan (the "Directors' Plan"). Also outstanding during the period ended August 31, 1999 was a warrant sold in connection with the Company's initial public offering to the underwriter to purchase 255,000 shares of common stock at $3.20 per share. Additionally, in connection with various acquisitions, the Company has issued options to purchase 500,000 shares of common stock issuable at varying exercise prices ranging from $1.25 per share to $1.50 per share. Options to purchase 554,500 shares of common stock at an exercise price of $6.17 expired unexercised during the nine months ended August 31, 1999. Further, a warrant issued to the placement agent of the Preferred Stock to purchase 13,315 shares of common stock at $3.29 per share was outstanding. Warrants issued to each holder of Preferred Stock to purchase 175,320 shares of common stock at $2.35 per share expired unexercised on July 31, 1999. Finally, shares of common stock are issuable pursuant to the terms of the Company's convertible Preferred Stock (see
Note 4).

The exercise of outstanding options and warrants and the conversion of convertible securities outstanding during the three months and nine months ended August 31, 1999 and the nine months ended August 31,1998 is not assumed as the result is antidilutive to the reported loss per share.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
	     RESULTS OF OPERATIONS

Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding the development of the Company's business, the markets for the Company's products, anticipated capital expenditures, and the effects of completed and proposed acquisitions, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Certain risks and uncertainties are outside the control of the Company and its Management, including: its ability to attract new franchisees; the continued success of current franchisees; the effects of competition on franchisee and Company-owned store results; consumer acceptance of the Company's products in new and existing markets; fluctuation in development and operating costs; brand awareness; availability and terms of capital; adverse publicity; acceptance of new product offerings; availability of locations and terms of sites for store development; food, labor and employee benefit costs; changes in government regulation (including increases in the minimum wage law); regional economic and weather conditions; the hiring, training, and retention of skilled corporate and restaurant management; and the integration and assimilation of acquired concepts. Some of these risks and uncertainties are wholly outside of the control of the Company. Accordingly, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date of this report. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


General:

From its inception in November of 1992, the Company has grown to 25 Company-owned stores and 249 franchised and licensed units as of August 31, 1999. Systemwide revenues for the nine months ended August 31, 1999 were $59.6 million, a $2.0 million increase from the year-ago period. The Company is focused on opening new or converting existing units to tri-branded stores featuring products using the Big Apple Bagels, My Favorite Muffin and Brewster's coffee trade names.

The Company continues to derive a substantial portion of its revenue from sales generated at its Company-owned stores. Company-owned store sales accounted for 69% of total revenues during the current year quarter. The eight units acquired in February 1999 which were formerly owned by Jacobs Bros. are anticipated to contribute approximately $3.5 million in additional revenues in fiscal 1999. Ongoing royalty revenues and franchise fees recognized upon the opening of a franchised unit also represent a significant source of revenue to the Company, totaling 18% of total revenues in the current year quarter. Management anticipates that the current infrastructure is adequate to support the growth in the number of franchised units which are anticipated to open during fiscal 1999. During fiscal 1999, four franchised units opened in Lima, Peru under an international master franchise agreement and are now contributing to ongoing franchise fees. Finally, licensing fees continue to be a source of increasing revenues to the Company as it continually seeks to develop additional methods of distribution for its brands. Management anticipates that the commissary which was recently acquired in the 1999 Jacobs Bros. acquisition will provide opportunities for increased profitability on product sold via non-traditional sources of distribution.

Through the Internet Web site and other means of advertising, domestic and international franchise lead generation remains very high. International franchise leads are increasing as well with the opening of four stores in Lima, Peru. The Company anticipates store openings in at least one additional country in fiscal 1999.

In November 1998, the Company launched its Web site to take advantage of the growth in Internet usage and transactional commerce on the World Wide Web. The site was enhanced during the nine months of 1999. Through the Web site, customers can order My Favorite Muffin gift baskets; select offerings of Brewster's Coffee and branded merchandise; access investor, franchise and financial information; search for store locations and send comments directly to the corporate offices.

The Company's full service commissary, acquired in the February 1999 Jacobs Bros. acquisition assists in support of the growing business generated by the Web site. Currently the Company is in the process of promoting the Web site to enhance its E-commerce growth.

During the first quarter of 1999 the Company began test marketing a new line of artisan breads and a complete line of sandwiches, soups and salads. This test has been expanded from 3 locations to 6 additional Company-owned units and is being tested in 10 franchise units.

During the fourth quarter of fiscal 1997, management identified certain under-performing stores which were operating at a loss and which, based on the estimated future cash flows, were considered to be impaired. One store was closed during fiscal 1997 and the remaining units were closed during the first quarter of 1998. The six stores incurred operating losses of approximately $90,000 during the three months ended February 28, 1998. Management has terminated its obligations under all the non-cancelable lease obligations in February 1999 and has paid all lease obligations in full.


Results of Operations

Three Months Ended August 31, 1999 versus Three Months Ended August 31, 1998.

Total revenues increased 18.9% to $4,127,000 in the third quarter 1999 from $3,471,000 in the prior year quarter. The increase is primarily attributed to the acquisition of the Jacobs Bros. stores and includes revenue associated with two stores that were sold and one store that was closed in the third quarter of 1999. The number of Company-owned stores was 25 at the end of the third quarter of 1999 compared to 24 at the end of the third quarter of 1998. Franchise and area development fee revenue was 17.3% below the year-ago period, primarily because of the timing of store openings. One international master franchise agreement was signed in both the current period and year ago period.

Food, beverage and paper costs as a percentage of sales generated by Company-owned stores improved by 2.9 percentage points to 29.7% from 32.6% in the third quarter 1999 versus 1998. This is primarily the result of the commissary operations acquired as part of the Jacobs Bros. acquisition.
Store payroll and other operating expenses increased due to greater overall sales volume. The Company is greatly concerned with costs associated with store payroll and has implemented a number of initiatives to control payroll and related expenses.

Selling, general and administrative (S,G&A) expenses totaled $1,560,000 during the current year period, an increase of $107,000 from the year-ago quarter. Payroll-related expenses totaled $701,000 compared to $557,000 in the prior period, an increase of 25.8%. The increase is primarily attributed to employees hired in connection with the Jacobs Bros. acquisition. As a percentage of revenue, S,G&A expenses were at 37.7% in the third quarter of 1999 versus 41.9% during the 1998 third quarter, an improvement of 4.2 percentage points.

Loss from operations was $137,000 in the third quarter of fiscal 1999 versus income from operations of $110,000 generated in the year-ago quarter. Interest expense increased by $33,000 to $79,000 in the three months ended August 31, 1999 related to the Company's additional obligations arising through the Jacobs Bros. acquisition.

Net loss attributable to common shareholders was $209,000 in the quarter ended August 31, 1999 versus net income of $60,000 in the year-ago quarter. Preferred dividends on the Preferred Stock of $30,000 were accumulated during the third quarter of 1999 and 1998.

Net loss per share for the quarter ended August 31, 1999 was ($0.02) per share on both a basic and diluted basis. The Company's income per share for the year-ago quarter was $0.01 per share on both a basic and diluted basis.

Nine Months Ended August 31, 1999 versus Nine Months Ended August 31, 1998

Total revenues increased 2.4% to $11,262,000 in the 1999 period from $10,996,000 in the prior year period. Although the level of franchising activity during the first nine months of 1999 as compared to 1998 was off $436,000, the Jacobs Bros. acquisition provided revenue of $2.5 million, offsetting the revenue of the 10 stores that were open for varying periods of time during the nine months of 1998. During the nine months ended August 31, 1999, the Company had a net increase of one in the number of Company-owned stores open and ended the period with 25 units in operation. During the year-ago period, the Company had a net decrease of 10 in the number of Company-owned stores and ended the quarter with 24 units in operation. Royalty revenue and licensing fees and other income were approximately equal between the current and year ago period. Franchise and area development fee revenue was significantly below the year-ago period, primarily because of the timing of store openings and the 1998 sales of three international master franchise agreements compared to one in the current year period. The Company anticipates additional store openings and sales of international development agreements during the last three months of fiscal 1999.

Food, beverage and paper costs associated with Company-owned store operations were 30.6% as a percentage of sales in the nine months ended August 31, 1999, compared to 33.1% in the prior year period. This is primarily the result of the commissary operations acquired as part of the Jacobs Bros. acquisition. Leveraging the costs in the commissary represents a significant opportunity for improved profitability. Store payroll and other operating expenses increased because of costs associated with the integration and conversion of the Jacobs Bros. stores to tri-branded concepts and additional labor associated with the testing of the Company's line of signature bread. As noted above, the Company is greatly concerned with costs associated with store payroll and has implemented a number of initiatives to control store payroll and related expenses.

Selling, general and administrative expenses decreased by $25,000 to $4,411,000. Corporate head count has risen slightly to 41 from 36 at the end of August 31, 1998. The increase is attributed to employees hired in connection with the Jacobs Bros. acquisition. Consequently, there is a slight increase in payroll expense. Despite the increase in payroll expense, overall S,G&A expenses were lower in the 1999 period than in the 1998 period. As a percentage of revenue, S,G&A expenses fell to 39,2% in the 1999 period compared to 40.3% in the 1998 period.

Loss from operations was $342,000 in the fiscal 1999 period versus income of $220,000 in the fiscal 1998 period. Interest expense increased by $60,000 to $210,000 in the nine months ended August 31, 1999 related to the Company's additional borrowings for the Jacobs Bros. acquisition. Net loss attributable to common shareholders totaled $524,000 in the nine months ended August 31, 1999 versus net income of $35,000 in the year-ago period. Preferred dividends on the Preferred Stock of $107,000 were accumulated during the nine months ended August 31, 1999. In the year ago period, $118,000 of preferred dividends accumulated. Net loss per share for the nine months ended August
31, 1999 was $0.06 per share on both a basic and diluted basis.   The
Company's income per share for the year-ago period was less than $0.01 per share on both a basic and diluted basis.



Liquidity and Capital Resources

The net cash used for operating activities totaled $78,000 during the nine months ended August 31, 1999. Cash used represents principally the net loss, adjusted for depreciation and amortization of $953,000, offset by an increase in accounts receivable of $343,000 and a decrease in accounts payable and accrued expenses of $214,000. The net cash used in operating activities in the year-ago period totaled $287,000.

Investing activities used $101,000 during the nine months ended August 31, 1999, and consisted primarily of the purchase of property and equipment used to refurbish and convert units acquired in the Jacobs Bros. acquisition. The net cash provided in the prior year period totaled $71,000.

Net cash used in financing activities during the current period totaled $262,000 and represents, in part, payments made on the credit facility which expired on December 31, 1998. The Company paid $127,000 to reduce the amount borrowed to $1,750,000, the maximum borrowing on a new line of credit facility which is due on December 31, 1999. The outstanding balance of $1,750,000 at August 31, 1999 is classified as a current liability. Management is currently in the process of seeking long-term financing to replace this credit facility.

In January 1999, the Company obtained loan commitments totaling $1,350,000 from a finance company whereby the Company could borrow $950,000 to purchase certain assets of Jacobs Bros. and up to $400,000 to purchase equipment and fund remodeling for the units acquired in the purchase. By August 31, 1999, the Company had borrowed $1,336,000 pursuant to these commitments and had repaid $111,000 in principal.



YEAR 2000 ISSUE

The Year 2000 issue is the result of computer programs written to identify the applicable year with two digits rather than four. As written, these programs may identify the year "00" as 1900 rather than 2000, which could result in system miscalculations or systems failure leading to potentially substantial business disruptions.

The Year 2000 problem could affect computers, software and other equipment used, operated or maintained by the Company. Accordingly, the Company has implemented a Year 2000 plan which consists of identifying all of its internal computer programs, systems and hardware and contacting its vendors to obtain assurance that each product is Year 2000-compliant. During this process, one exception was identified in the Company's point of sale hardware and software for certain restaurant units. The Company expects to incur capital costs totaling approximately $10,000 to purchase Year 2000-compliant hardware and software for those units. The Company presently believes that all of its information technology systems will be Year 2000 compliant in a timely manner. Costs related to the Year 2000, other than the cost related to the point of sale system, are not expected to be material.

In addition, the Company is currently in the process of identifying all significant third party vendors, including the Company's landlords, equipment vendors, service providers, banks and utility companies and assessing the impact on the Company if those vendors are not Year 2000-compliant. To date, the Company is not aware of any third party vendors whose malfunctions would materially disrupt the Company's business.
However, third party compliance efforts are outside the Company's control. If the Company determines that a significant vendor is not likely to be Year 2000 compliant, the Company intends to develop contingency plans which include obtaining alternative sources for any product or service
material to the business.   There can be no assurance that all of the
Company's material third party vendors will be Year 2000 compliant or that the Company will successfully develop and implement satisfactory contingency plans on a timely basis. The occurrence of any such event could materially impact the financial condition or results of operations of the Company.


PART II

ITEM 1.  LEGAL PROCEEDINGS

None.


ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

A delisting hearing was held before the NASDAQ hearing panel on September 30, 1999. On October 12, 1999, the hearing panel determined to continue the listing of the Company's securities on the NASDAQ SmallCap Market pursuant to the following exception. On or before December 10, 1999, the Company must evidence a closing bid price of at least $1.00 per share; immediately thereafter, the Company must evidence a closing bid price of at least $1.00 for a minimum of ten consecutive trading days. In order to fully comply with the terms of this exception, the Company must be able to demonstrate compliance with all requirements for continued listing on the NASDAQ SmallCap Market, including the minimum roundlot shareholder requirement. In the event the Company fails to comply with the terms of this exception, the Company's securities will be delisted from the NASDAQ Stock Market.

All companies operating under exceptions are required to issue a press release announcing the conditional listing on the NASDAQ SmallCap Market and are identified by a fifth character "C" appended to the Company's trading symbol. Accordingly, effective October 14, 1999, the trading symbol of the Company's securities will be changed from BAGL to BAGLC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended August 31, 1999.


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

BAB HOLDINGS, INC.


Dated: October 14, 1999  By: /s/ MARK E. MAJEWSKI
                              --------------------

                              Mark E. Majewski
                              Chief Financial Officer
                              (Principal financial and
                              accounting officer)