Form 10KSB
period 1999-11-28
BAB HOLDINGS INC
filed 2000-03-13
CIK 946713

FORM 10-KSB

               U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

(Mark one)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended: November 28, 1999

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______ to ______

      Commission file number: 0-27068


                        BAB Holdings, Inc.
----------------------------------------------------------------
          (Name of small business issuer in its charter)
----------------------------------------------------------------

        Illinois                                36-3857339
----------------------------------------------------------------
  	(State or other jurisdiction                (IRS Employer
  of incorporation or	organization)          Identification No.)


8501 West Higgins Road, Suite 320, Chicago, Illinois   	60631
----------------------------------------------------------------
(Address of principal executive offices)             (Zip Code)

Issuer's telephone number:  (773) 380-6100


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

$14,940,901

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $1,438,964 based on 1,151,171 shares held by nonaffiliates as of March 10, 2000 and the average of the closing bid ($1.1875) and asked ($1.3125) prices for said shares in the NASDAQ Small-Cap Market as of such date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
2,237,557 shares of Common Stock, as of March 10, 2000.


DOCUMENTS INCORPORATED BY REFERENCE

The Company's definitive proxy materials to be filed on or before March 31, 2000 are incorporated by reference in Part III of Form
10-KSB. In addition, certain exhibits identified in Part III,
Item 13 are incorporated by reference to said exhibits as previously filed with the Commission.

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


                                PART I

ITEM 1.  DESCRIPTION OF BUSINESS
--------------------------------

OVERVIEW

BAB Holdings, Inc. (the "Company") was incorporated under the laws of the State of Illinois on November 25, 1992 and currently operates, franchises and licenses bagel, muffin and coffee retail units under the Big Apple Bagels, My Favorite Muffin and Brewster's Coffee trade names. At November 28, 1999, the Company had 260 units in operation in 28 states, two Canadian provinces and Peru. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements with Host Marriott Services Corporation
(Host Marriott), Mrs. Fields Cookies, Alonti Deli and through direct home delivery of specialty muffin gift baskets and coffee.

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

The Company has grown significantly since its initial public offering in November 1995 through growth in franchise units, Company-store development, acquisitions and the development of alternative distribution channels for its branded products. The Company intends to continue its expansion through these means in the future. With the acquisition of My Favorite Muffin Too, Inc. (MFM) on May 13, 1997, the Company immediately added 60 franchise and five Company-operated units. Through this acquisition the Company is leveraging on the natural synergy of distributing muffin products in existing Big Apple Bagels units and, alternatively, bagel products and Brewster's Coffee in existing My Favorite Muffin units. Additionally, in February 1999, the Company acquired eight bagel store units and a commissary doing business as Jacobs Bros. Bagels ("Jacobs Bros.") in Chicago, Illinois. The assets acquired comprised only a portion of the assets of the related group of entities. Most of the units have been converted to Company-owned tri-branded stores and three will continue to operate under the Jacobs Bros. Bagels tradename. The Company expects to realize efficiencies in servicing the combined base of Big Apple Bagels and My Favorite Muffin franchisees as a result of these acquisitions.


RISK FACTORS

Limited Operating History

The Company was formed in November 1992. As of November 28, 1999, the Company had 23 Company-owned stores and 237 franchised and licensed stores in operation. The company's growth from 2 Company-owned and 59 franchise units at the time of its initial public offering in November 1995 has been achieved primarily through acquisitions. Consequently, the Company's operating results achieved to date may not be indicative of the results that may be achieved in the future by the Company.


Operating Losses

The Company reported losses from operations of $3,465,000 for the year ended November 28, 1999 and $3,402,000 for the year ended November 30, 1997 and net income of $647,000 for the year ended November 30, 1998.
However, the Company believes that with a renewed focus on its franchising and licensing operations and selected investment in its Company-owned stores, it will generate revenues sufficient to exceed the expenses necessary to support its operations in the foreseeable future.


Recent Acquisitions

The Company's strategic plan has included growth through business acquisitions. Since the beginning of fiscal 1998, the Company has completed the acquisition of Jacobs Bros.

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


Recoverability of Intangible Assets

The Company has recorded significant intangible assets in connection with certain acquisitions. Applicable accounting standards require the Company to review long-lived assets (such as goodwill and other identifiable intangible assets) to be held and used by the Company for impairment whenever events or changes in circumstances indicate that the carrying values of those assets may not be recoverable. In the fourth quarter of 1999, the Company recorded a restructuring charge of $1,600,000. Of this amount,$113,000 related to intangible assets. (See "Management's Discussion and Analysis" and Note 4 of the audited consolidated financial statements included herein.) While management believes goodwill and other identifiable intangible assets recorded as of November 28, 1999 to be fairly stated, it is possible that additional charges to write down assets will be required in the future. Any such charges could have a material adverse effect on the Company's financial results.



Rapid Growth

The Company has grown significantly since inception and expects continued growth in franchising and licensed product distribution to continue in the future. The opening and success of franchised Big Apple Bagels, Brewster's Coffee and My Favorite Muffin stores will depend on various factors, including customer acceptance of these concepts in new markets, the availability of suitable sites, the negotiation of acceptable lease or purchase terms for new locations, permit and regulatory compliance, the ability to meet construction schedules, the financial and other capabilities of the Company and its franchisees, the ability of the Company to successfully manage this anticipated expansion and to hire and train personnel, and general economic and business conditions. Not all of the foregoing factors are within the control of the Company.

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


Terms of Credit Facility and Availability of Capital

In December 1999, the Company entered into a new bank credit facility for $1.5 million. This new credit facility, which expires April 30, 2000, replaces the previous secured line of credit in the amount of $1.75 million, which expired on December 31, 1999. This new credit line is secured by substantially all of the assets of the Company excluding those acquired through the Jacobs Bros. acquisition and is subject to essentially the same loan covenants as the expired line, including covenants to maintain a minimum net worth of $6 million and maintain a compensating cash balance of $250,000. At December 31, 1999 the Company had borrowed the maximum amount available under the new line of credit. The Company is negotiating to replace the current line of credit. However, there is no assurance that this can be done on terms favorable to the Company.

In June 1999 the Company obtained an amortizing loan in the amount of $170,000 from a finance company. Proceeds were used to purchase two stores from a franchisee in Wisconsin.

In February 1999 the Company obtained a series of amortizing loans in the amount of $1,350,000 from a finance company. Loan proceeds of $950,000 were used to purchase certain assets of Jacobs Bros. Bagels. An additional $280,000 was used to purchase equipment and fund remodeling required on the units acquired in the purchase. The remaining $120,000 was used to purchase assets from a former franchisee in Colorado.

The Company believes that its cash flows from current operations will provide sufficient working capital to enable the Company to meet operating requirements and compensating cash balance requirements for the foreseeable future, however, it is possible that additional financing will be required. The Company does not represent that it will be able to obtain any required additional financing or that such financing, if obtained, will be on terms favorable or acceptable to the Company. Any future equity financing may result in dilution to holders of the Common Stock and any future debt financing may reduce earnings.
If the Company is unable to secure additional financing when needed, or at all, it could be required to significantly reduce the scope of its existing operations, or even to discontinue operations. Current liabilities exceed current assets. (See "Management's Discussion and Analysis" and Note 6 to the audited financial statements included herein.)


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


Competition

The food service industry in general, and the fast food/take-out sector in particular, are highly competitive, and competition is likely to increase. The Company believes that specialty bagel, muffin and coffee retail businesses are growing rapidly and are likely to become increasingly competitive. The Company competes against well-established food service companies with greater product and name recognition and with larger financial, marketing, and distribution capabilities than those of the Company, as well as innumerable local food service establishments that offer products competitive with those offered by the Company. The Company's principal competitors include Bruegger's Bagel Bakery ("Bruegger's"), Einstein/Noah Bagel Corp. ("Einstein") and New
World Coffee and Bagel (which recently acquired Manhattan Bagel).
In addition, other fast-food service providers, such as Dunkin'
Donuts and McDonalds, have recently added bagels to their product offerings. Any increase in the number of food service establishments in areas where the Company's or its franchisees' sites are located could have a material adverse effect on the Company's sales and revenues. The Company competes for qualified franchisees with a wide variety of investment opportunities both in the food service business and in other industries. Investment opportunities in the bagel store business include competing franchises offered by Bruegger's, Einstein and New World Coffee and Bagel, as well as operators of individual stores and multi-store chains.


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


Potential Effects of Antitakeover Provisions

The Company is authorized to issue up to 3,880,000 shares of preferred stock. The Board of Directors, without shareholder approval, may issue such shares in one or more series and set the terms of each such series. The issuance of any preferred stock could adversely affect the rights of the holders of Common Stock, and specific rights granted to holders of preferred stock could make a change in control of the Company more difficult to accomplish and could hamper attempts by outside parties.

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


Possible Depressive Effect on Price of Common Stock from Future Sales of Common Stock

In October 1999, the Company issued 818,491 shares of Common Stock in exchange for 60,000 shares of its Series A Convertible Preferred Stock plus accrued dividends. In addition, the Company intends to file a registration statement covering the shares of Common Stock issuable under its Incentive Plan and Directors Plan, pursuant to which such shares, when issued, will be freely tradable, except to the extent held by officers and directors who are limited to resale by Rule
144 under the Securities Act of 1933 ("the Act"). Further, in connection with the Jacobs Bros. acquisition in February 1999, the Company issued warrants for the purchase of 83,333 shares of Common
Stock issued in consideration of the assets acquired and warrants for 26,666 shares of Common Stock to the investment bankers for services rendered in connection with the acquisition. The shares issuable upon exercise of all of these warrants have certain limited rights to registration, to make the shares fully tradable. In addition, pursuant to Rule 144 under the Act, these shares will be publicly tradable in part beginning one year after issuance. See also "RECENT BUSINESS ACQUISITIONS" and "RECENT SALES OF UNREGISTERED SECURITIES."

The sale, or availability for sale, of substantial additional amounts of Common Stock in the public market, in the offerings described above, could materially adversely affect the market price of the Common Stock and could impair the Company's ability to raise additional capital through the sale of its equity securities or debt financing.


Effects of Delisting From Nasdaq SmallCap Market

If the Company fails to maintain the qualification for its Common Stock to trade on the Nasdaq SmallCap Market, its Common Stock could be delisted from Nasdaq. During the fourth quarter of 1999, the Company was notified that its stock would be removed from the Nasdaq SmallCap Market due to failure to maintain a minimum $1.00 bid price. In December 1999, the Company held a special meeting of shareholders to approve a one-for-six consolidation of its Common Stock, thereby preserving its Nasdaq listing. It is possible that the Company will be unable to maintain the required minimum bid price or otherwise meet all Nasdaq listing standards. In such event, trading would cease in the Nasdaq SmallCap Market and trading, if any, in such securities would thereafter be conducted in the over-the-counter markets in the so-called "pink sheets" or the National Association of Securities Dealer's "Electronic Bulletin Board." Consequently, the liquidity of the Company's securities would likely be impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of the transactions, reduction in security analysts' and the news media coverage, if any, of the Company, and the lower prices for the Company's securities than might otherwise prevail.


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


RECENT BUSINESS ACQUISITIONS

In January 1997, the Company completed the acquisition of JBI and its affiliate, franchisees of the Company, operating a total of four stores in southern California. The total purchase price paid was $770,000, including $120,000 related to a noncompetition agreement with the former owners of JBI and was paid in part through the forgiveness of notes receivable and other receivables from JBI of approximately $486,000. The stores acquired were closed in 1997 and 1998 (see "Management's Discussion and Analysis" and Note 12 to the audited consolidated financial statements included herein).

On May 13, 1997, the Company acquired My Favorite Muffin Too, Inc., a New Jersey corporation. MFM franchised and operated muffin and bagel specialty retail stores concentrated primarily in the eastern United States and Florida, and had 60 franchise and 5 Company-operated units in operation. MFM was merged into BAB Acquisition Corporation, a wholly owned subsidiary of the Company, with MFM being the surviving entity. The acquisition through merger was completed by exchanging 150 shares of MFM common stock held equally by Owen Stern, Ruth Stern and Ilona Stern (the "Sellers"), for 72,101 shares of the Company's common stock, restricted as to transfer until January 1, 1999, and $259,000 in cash. In addition to current liabilities, the Company has assumed approximately $350,000 of MFM's existing bank debt. The Company has retained two of the three Sellers as employees of the Company pursuant to employment contracts, through May 8, 2001 for Owen Stern, and through May 8, 2000 for Ruth Stern. (See "Management's Discussion and Analysis" and Note 12 to the audited consolidated financial statements included herein).

On February 1, 1999 the Company acquired certain assets of Jacobs Bros. which include eight retail bagel stores and a central commissary facility in exchange for $950,000 in cash and warrants for the purchase of an aggregate of 83,333 shares of Common Stock at an exercise price of $7.50 per share as to 45,833 shares and $9.00 per share as to 37,500 shares. These warrants are first exercisable on February 1, 2000 and expire on January 31, 2006. Further, the Company entered into noncompetition agreements with two former principals of Jacobs Bros. totaling $210,000 to be paid over varying periods. (See "Management's Discussion and Analysis" and Note 12 to the audited consolidated financial statements included herein).


LOCATIONS

The following table sets forth the states and provinces in which the Company's units were located as of November 28, 1999.

                     COMPANY
STATE/PROVINCE        OWNED    FRANCHISED  LICENSED  TOTAL
---------------      -------   ----------  --------  -----

UNITED STATES:
Alabama                            1                    1
California (i)          5          1           3        9
Colorado                           3                    3
Connecticut                        1           2        3
Florida                            7           2        9
Georgia                            3           4        7
Illinois (ii)           9         29          12       50
Indiana                           10                   10
Iowa                               9                    9
Kentucky (ii)                      2                    2
Maryland                                       1        1
Michigan                          25           3       28
Minnesota                          7           1        8
Missouri                                       9        9
Nebraska (ii)                      3                    3
Nevada                             2           5        7
New Jersey                        17           3       20
New York                           2           3        5
North Carolina                                 5        5
Ohio                    2         10           2       14
Oregon                             1                    1
Pennsylvania                      10                   10
Rhode Island                       2                    2
Texas                              5                    5
Utah                               2                    2
Virginia                           1			  1
Washington                         2                    2
Wisconsin               7         15           3       25
CANADA:
British Columbia                   1           1        2
Ontario                            2           1        3
Peru					     4	      	  4
                     -----     ------       -----    -----
Total                  23        177          60      260
                     =====     ======       =====    =====

STORE OPERATIONS

BIG APPLE BAGELS--Big Apple Bagels franchised and Company-owned stores daily bake "from scratch" over 18 varieties of fresh bagels and prepare up to 18 varieties of cream cheese spreads. Licensed units under Host Marriott, and Choice Picks Food Courts serve the Company's par-baked
frozen bagel products, freshly baked daily.   Stores also offer a
variety of breakfast and lunch bagel sandwiches, soups, various dessert
items, and gourmet coffees and other beverages.   A typical Big Apple
Bagels franchise or Company-owned store is located within a three-mile radius of at least 25,000 residents in an area with a mix of both residential and commercial properties. The average Company-owned or franchised store ranges from 1,500 to 2,000 square feet. The Company's current store design is approximately 2,000 square feet, with seating capacity for 30 to 40 persons, and includes 750 square feet devoted to production and baking. A satellite store is typically smaller than a production store, averaging 600 to 1,000 square feet. Although franchise stores may vary in size from Company-owned stores, and from other franchise stores, store layout is generally consistent. Licensed units are generally located in airports, travel plazas, hotels, and universities.

MY FAVORITE MUFFIN--My Favorite Muffin franchised and Company-owned stores bake 20 to 25 varieties of muffins daily, from over 400 recipes, plus a variety of bagels. They also serve gourmet coffees, beverages and, at My Favorite Muffin and Bagel Cafe, locations, a variety of bagel sandwiches and related products. While a number of MFM units are located in shopping mall locations with minimal square footage of 400 to 800 square feet, the typical strip mall prototype unit is approximately 2,000 square feet with seating for 30 to 40 persons. A typical MFM franchise or Company-owned store is located within a three-mile radius of at least 25,000 residents in an area with a mix of both residential and commercial properties.

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

In February 1997, the Company entered an agreement with Franchise Mortgage Acceptance Company, LLC ("FMAC") of Greenwich, Connecticut to provide financing to qualified existing franchisees for the purpose of adding second or subsequent units. FMAC has reserved a total of $25 million for the program, which is expected to assist in increasing the
number of units in the Company's franchise system.   Pursuant to the
agreement, the Company guarantees up to 10% of the amount funded by FMAC in each 12-month period commencing from the date the first financing is funded. As of November 28, 1999, FMAC has advanced funds totaling $420,000 to franchisees.


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



TRADEMARKS AND SERVICE MARKS

The trademarks and service marks "Big Apple Bagels," "Brewster's Coffee" and "My Favorite Muffin" are registered under applicable federal trademark law. These marks are licensed by the Company to its franchisees pursuant to franchise agreements, and the Company has licensed the "Big Apple Bagels" mark to Big Apple Bagels, Inc., a corporation which was wholly owned by Paul C. Stolzer, a principal stockholder and a former director and president of the Company, who sold the license to a third party in 1999. Mr. Stolzer served as a consultant to the Company through February 1999. In February
1999 the Company acquired the trademark of "Jacobs Bros. Bagels" upon purchasing certain assets of Jacobs Bros. The "Jacobs Bros. Bagels" mark is also registered under applicable federal trademark law.

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


EMPLOYEES

As of November 28, 1999, the Company employed 366 persons. Of these individuals, 333 work in the Company-owned stores and the majority are part-time employees. The remaining employees are responsible for oversight of franchising and Company-store operations. None of the Company's employees are subject to any collective bargaining agreements, and management considers its relations with its employees to be good.


YEAR 2000 ISSUE

The Year 2000 issue is the result of computer programs written to identify the applicable year with two digits rather than four. As written, these programs may identify the year "00" as 1900 rather than 2000, which could result in system miscalculations or systems failure leading to potentially substantial business disruptions. The Company had no material problems with the Year 2000 issue subsequent to year end.




ITEM 2.  DESCRIPTION OF PROPERTY

The Company's principal executive office, consisting of approximately
7,300 square feet, is located in Chicago, Illinois and is leased pursuant to a lease, expiring in June 2004. The Company believes that these facilities will be adequate to meet its needs for the remainder of the term of the lease. In connection with the MFM acquisition the Company assumed a lease on approximately
6,600 square feet of office space used as the former MFM corporate headquarters, expiring in September 2000. In October 1997, the Company entered into 2 agreements to sublease the entire facility. These sublease agreements expire in March 2000 and September 2000, respectively. Additionally, the Company leases space for each of its Company-owned stores. Lease terms for these stores are generally for initial terms of five years and contain options for renewal for one or more five-year terms. (See Note 7 to the audited consolidated financial statements included herein.)


ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were voted upon at the registrant's special meeting Of shareholders held on December 8, 1999. Each of the proposals passed.

1. Amendment of the Articles of Incorporation to effect a Common Stock Combination of both the authorized and outstanding Common Stock in a ratio not to exceed 6:1 (each six shares will become one share.)

  For 11,520,349	Against  1,403,182  Abstain  14,995  Non-vote  0

2. Amendment of the Articles of Incorporation to increase the authorized Capital stock to its pre-combination level.

  For 11,310,685	Against  1,588,246  Abstain  18,251  Non-vote  21,344

Broker non votes were not counted as "present and entitled to vote."

The Common Stock combination of 6:1 was effected on December 10, 1999.
PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the quarterly high and low sale prices for the Company's Common Stock, as reported in the Nasdaq SmallCap Market for the two years ended November 28,1999. The Company's Common Stock is traded under the symbol "BAGD."

                                           LOW           HIGH
                                          -----          ----
   YEAR ENDED NOVEMBER 30, 1998
   First quarter....................      $3.75          $8.25
   Second quarter................... 	 3.75           8.63
   Third quarter....................       3.75           8.06
   Fourth quarter...................       6.75           9.00
   YEAR ENDED NOVEMBER 28, 1999
   First quarter....................      $3.56	         $9.75
   Second quarter...................       3.94           7.13
   Third quarter....................       3.00           6.75
   Fourth quarter...................       1.31           3.75


All share prices reflect the 1:6 reverse split of the Common Stock effected on December 10, 1999.

As of March 1, 2000, the Company's Common Stock was held of record by 208 holders. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners. The Company estimates that the number of beneficial owners of its common stock at March 1, 2000 is 2,800, based upon information provided by a proxy services firm.

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


RECENT SALES OF UNREGISTERED SECURITIES

On March 27, 1997, the Company authorized and issued a series of convertible Preferred Stock which has liquidation and dividend rights senior to that of Common Stock. Such securities were offered and sold without registration under the Securities Act of 1933 (the "Act") in reliance upon Sections 4 (2) and 4(6) of the Act. See Note 9 to the audited consolidated financial statements included herein and Exhibit
4.4 to the report on Form 10-QSB filed for the quarter ended February 28, 1997 for further information. As of October 1999, all of the Preferred Stock issued plus accumulated dividends was converted into Common Stock.

On February 1, 1999 the Company issued warrants for purchase of an aggregate of 83,333 shares of the Company's Common Stock in connection with the acquisition of certain assets of Jacobs Bros. These warrants are exercisable at an exercise price of $7.50 per share as to 45,833 shares and $9.00 per share as to 37,500 shares commencing February 1, 2000 and ending on January 31, 2006. The warrants were offered and sold without registration under the Act in reliance upon Section 4(2) of the Act.

On February 26, 1999 the Company issued a total of 26,666 shares of Common Stock in connection with services rendered in the Jacobs Bros. acquisition, including 10,833 shares which may be deemed to be beneficially owned by David Epstein, a member of the Board of Directors of the Company. Such securities were offered and sold without registration under the Act in reliance upon Section 4(2) of the Act.

On October 21, 1999 the remaining 60,000 shares of the Company's Series A convertible preferred stock plus accumulated dividends were converted in accordance with the terms of the preferred stock to an aggregate of 818,491 shares of common stock by the holder of the preferred stock, Holdings Investments, LLC an Illinois limited liability company
(the "LLC"). (See Schedule 13D filed on behalf of the LLC on October 29, 1999.) No cash or other consideration was required or paid in connection with the conversion. The Common Stock was issued to one investor (the LLC) in a non-public offering in reliance on Section 4(2) of the Securities Act of 1933.



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


GENERAL

Since its inception in November 1992, the Company has grown to 23 Company-owned stores and 237 franchised and licensed units at the end of fiscal 1999. Units in operation at the end of fiscal 1998 included 22 Company owned stores and 271 franchised and licensed units. System-wide revenues in fiscal 1999 reached $78 million compared to $79 million in the year ago period.

The Company's revenues are derived primarily from the operation of Company-owned stores, initial franchise fees and ongoing royalties paid to the Company by its franchisees. Additionally, the Company derives revenue from the sale of licensed products as a result of purchasing trademarks (My Favorite Muffin and Brewster's) and licensing contracts (licenses with Host Marriott), and by directly entering into licensing agreements (Choice Picks Food Courts, Oberweis Dairy and Mrs. Fields Cookies). The increase in overall revenues has reduced the dependence on the initial franchise fees as a source of income.

During the fourth quarter of fiscal 1999, management identified thirteen under-performing stores which were operating at a loss and which, based on the estimated future cash flows, were considered to be impaired.
In accordance with the Financial Accounting Standards Board Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived
Assets to be Disposed Of" and the Emerging Issues Task Force Issue No.
94-3, "Liability Recognition of Costs to Exit an Activity," management recorded a provision for impairment of assets and store closures which totaled approximately $1,600,000. Approximately $1,236,000 represents a noncash write-down of property and equipment, $113,000 is related to the write down of intangible assets and the remainder represents a reserve for severance and other costs. One store was closed and one store was sold during fiscal 1999 with the remaining eleven stores expected to be sold during fiscal year 2000. In addition the Company wrote down and reserved $1,044,000 of franchise-related receivables pertaining to closed stores.


Despite the increase in both franchise and licensed operations and the acquisition of Jacobs Bros., the Company has controlled expenses in payroll, occupancy and overhead costs in the corporate offices. At November 30,
1999, the Company had 33 employees at the corporate level who oversee operations of the franchise, licensed and Company-owned store operations, down from 41 at the end of 1998. Selling, general and administrative expenses, net of the provision for doubtful accounts, are essentially flat compared to fiscal 1998 both as a percentage of revenue and also in absolute dollars. Efficiencies have resulted in selling, general and administrative expenses, net of the provision for doubtful accounts, decreasing to 39.3% in 1999 compared to 40.2% in 1998 which was achieved with a modest
increase in revenue.   Management expects that these costs, as a percentage of
revenue, will continue to decline as additional franchise and non-traditional sources of revenue are added. Additionally, as the Company approximately doubled the space at the corporate headquarters in late 1996 through subletting an office suite adjacent to the Company's existing offices, it is anticipated that the Company will not require additional office facilities in fiscal 2000. The Company believes it is in a position to continue to leverage selling, general and administrative expenses against increased revenues anticipated in fiscal 2000.


FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

Total revenues increased 3% to $14,941,000 in 1999 from $14,549,000 in the prior year. Net sales by company-owned stores increased by 15.5% to $10,311,000 in large part due to the acquisition of Jacobs Bros. which provided incremental revenue of $3,883,000 offset by the sale of 5 units with approximately $2,000,000 in sales.
Royalty fees from franchise stores decreased slightly to $3,086,000 in fiscal 1999 from $3,178,000 in fiscal 1998 principally due to a reduction in the total number of franchised units open. Franchise and area development fee revenue was $494,000 versus a year ago performance of $1,104,000 attributable to the timing of domestic store openings and the number of international deals signed in 1998 versus 1999. Finally, licensing fees and other income was $1,050,000 versus $1,337,000 in 1998 primarily because of the acceleration of licensing deals into 1998.

Food, beverage and paper costs incurred at the Company-owned stores decreased as a percentage of revenue from 33.6% in 1998 to 30.5% in 1999 an improvement of just over 3 percentage points. Store payroll and other costs increased to 64.0% of sales from 58.4% because of the integration of the Jacobs Bros. acquisition.

Selling, general & administrative costs fell as a percentage of revenue to 39.3% from 40.2% prior to the $1,044,000 charge for writing off royalties for closed stores. The 1999 results of operations include the decision to re-franchise a number of company stores to focus on building equity in the 3 brands and to concentrate on franchising and marketing. The total non-cash charge taken in the fourth quarter was $1,600,000 plus the aforementioned $1,044,000 of accounts receivable write-offs. The $1,600,000 charge includes a reserve to write down property and equipment and associated goodwill to fair market value, a reserve to accrue for future lease obligations, plus the costs associated with closing the stores. (See Note 4 to the audited consolidated financial statements included herein.) Depreciation and amortization increased by 6% because of the Jacobs Bros. acquisition.

Loss from operations was $(3,388,000) in fiscal 1999 versus income from operations of $515,000 in fiscal 1998. Interest income increased to $154,000 in fiscal 1998 from $119,000 in the prior year due to the increase in notes receivable during fiscal 1999. Interest expense was $292,000 during 1999 versus $206,000 in 1998 as a result of the increased borrowing associated with the Jacobs Bros. acquisition.

Net loss totaled ($3,588,000) during the current fiscal year as compared to income of $499,000 in the prior year. Preferred dividends accumulated during 1999 totaled $124,000 compared to $148,000 in the prior year.




LIQUIDITY AND CAPITAL RESOURCES

The net cash used in operating activities totaled ($440,000) during fiscal 1999. Cash used principally represents net loss, adjusted for the depreciation and amortization of $1,248,000, the special charge of $1,600,000 plus the provision for uncollectible accounts of $1,044,000 offset by increases in trade accounts receivable ($569,000) and contributions receivable by the National Marketing Fund ($125,000). In 1998, the net cash provided by operating activities included net income of $645,000 plus depreciation and amortization of $1,180,000, deferred revenue of $350,000, prepaid expenses and other assets of $386,000, and provision for uncollectible accounts of $125,000 offset by an increase in trade accounts receivable of ($332,000), notes receivable of ($491,000)and an income tax benefit of ($180,000). In addition, accounts payable decreased by ($589,000) and the reserve for closed store expenses was reduced by ($468,000). Finally, accrued liabilities were reduced by ($140,000) and deferred franchise fee was reduced by ($282,000).

Cash used for investing activities during 1999 totaled $218,000, and was used primarily for the purchase of property, equipment and trademarks offset by loan repayments and sales of property and equipment. In the prior year, cash used for investing activities totaled ($146,000) which consisted primarily of the purchase of property, equipment and trademarks offset by loan repayments and sales of property and equipment.

Financing activities used ($448,000) during fiscal 1999.  The Company
Paid down its line of credit with its bank by $345,000 and also repaid $111,000 on its amortizing loan. The Company had also borrowed $125,000 on its line of credit in 1999.

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



ITEM 7.  FINANCIAL STATEMENTS

The Consolidated Financial Statements and Report of Independent Auditors is included immediately following.

                         BAB HOLDINGS, INC.
               CONSOLIDATED FINANCIAL STATEMENTS AND
                   INDEPENDENT AUDITOR'S REPORTS

              YEARS ENDED NOVEMBER 30, 1999 AND 1998

                         BAB HOLDINGS, INC.

               Years Ended November 30, 1999 and 1998


                          C O N T E N T S
                          ---------------

                                       Reference

Independent Auditor's Report

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

Consolidated Statements of
   Cash Flows                           Exhibit D

Notes to Consolidated Financial
   Statements

                      INDEPENDENT AUDITOR'S REPORT
                      ----------------------------


Stockholders and Board of Directors
BAB Holdings, Inc.
Chicago, Illinois


We have audited the accompanying consolidated balance sheets of BAB HOLDINGS, INC. as of November 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BAB HOLDINGS, INC. as of November 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                              /s/ Blackman Kallick Bartelstein, LLP


Chicago, Illinois
February 3, 2000

                              BAB HOLDINGS, INC.

                          Consolidated Balance Sheets

 			  Years Ended November 30, 1999 and 1998
                                     ASSETS
                                     ------
                                                    1999         1998
                                                -----------   -----------
Current Assets:
  Cash and cash equivalents, including
   restricted cash of $21,946 in 1999
   and $218,646 in 1998                          $    30,818  $   700,162
  Receivables
     Trade accounts receivable, net of
      allowance for doubtful accounts of
      $770,764 in 1999 and $341,521 in 1998	   1,106,010    1,181,282
     National Marketing Fund contributions
      receivable                                     415,317      309,633
     Notes receivable, net of allowance for
      doubtful accounts of $482,744 in 1999
      and $20,000 in 1998                            394,836      444,560
  Inventories                                        293,838      298,501
  Deferred franchise costs                                 -       18,227
  Assets held for sale                             1,323,736            -
  Prepaid expenses and other current assets          276,717      206,952
  Deferred income taxes                              530,005      431,719
                                                  ----------   ----------
          Total Current Assets                     4,371,277    3,591,036

Property and Equipment
  Leasehold improvements                           1,143,835    2,618,906
  Furniture and fixtures                             574,020      744,833
  Equipment                                        1,837,710    2,513,715
  Construction in progress                                 -       68,543
                                                  ----------   ----------
                                                   3,555,565    5,945,997
  Less accumulated depreciation                   (1,382,406)  (1,743,800)
                                                  ----------   ----------
          Total Property and Equipment, Net        2,173,159    4,202,197

Notes Receivable                                     517,186    1,086,100
                                                  ----------   ----------
Intangibles
  Patents, trademarks and copyrights (Net of
   accumulated amortization of $155,143 in 1999
   and $90,374 in 1998)                              977,788      568,683
  Goodwill (Net of accumulated amortization
   of $232,885 in 1999 and $164,806 in 1998)       2,510,379    2,591,515
  Franchise contract rights (Net of accumulated
   amortization of $267,670 in 1999 and
   $152,375 in 1998)                               1,816,295    1,919,909
  Other assets (Net of accumulated amortization
   of $303,117 in 1999 and $235,056 in 1998)         488,494      485,551
                                                  ----------   ----------
           Total Intangibles, Net                  5,792,956    5,565,658
                                                  ----------   ----------
                                                 $12,854,578  $14,444,991
                                                  ==========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
                                                    1999           1998
                                               ------------    ------------
Current Liabilities
  Accounts payable                             $    939,787    $  1,014,734
  Accrued liabilities                               875,563         714,789
  Reserve for closed store expenses                 168,719          36,388
  Accrued professional and other services           229,154         214,972
  Unexpended National Marketing Fund
   contributions                                    544,625         465,173
  Long-term debt due within one year              1,818,087         134,814
  Deferred franchise fee revenue                    267,500         360,500
                                               ------------    ------------
          Total Current Liabilities               4,843,435       2,941,370
                                               ------------    ------------
Noncurrent Liabilities
  Deferred revenue                                  309,789         263,996
  Deferred income taxes                             350,005         251,719
  Long-term debt (Net of portion included
   in current liabilities)                        1,255,862       1,759,954
                                               ------------    ------------
          Total Noncurrent Liabilities            1,915,656       2,275,669
                                               ------------    ------------
          Total Liabilities                       6,759,091       5,217,039
                                               ------------    ------------
Stockholders' Equity:
  Common stock - No par value; 3,333,333
   shares authorized; 2,287,656 shares and
   1,442,499 shares issued, respectively;
   and 2,237,540 shares and 1,393,616 shares
   outstanding, respectively                     13,507,669      11,430,452
  Preferred stock - $0.01 par value; 3,880,000
   shares authorized; no shares issued
   and outstanding                                        -              -
  Series A Preferred stock - $25 par value;
   120,000 shares authorized; 0 shares and
   60,000 shares issued and outstanding,
   respectively                                           -       1,548,731
  Treasury stock at cost, 50,116 shares and
   48,883 shares, respectively                      (43,963)        (36,067)
  Additional paid-in capital                      1,187,696       1,252,402
  Accumulated deficit                            (8,555,915)     (4,967,566)
                                               ------------    ------------
         Total Stockholders' Equity               6,095,487       9,227,952
                                               ------------    ------------
                                               $ 12,854,578    $ 14,444,991
                                               ============    ============

                               BAB HOLDINGS, INC.

                      Consolidated Statements of Operations

                     Years Ended November 30, 1999 and 1998

                                                   1999          1998
                                               -----------    -----------
Revenues
  Net sales by Company-owned stores            $10,310,869    $ 8,929,664
  Royalty fees from franchised stores            3,085,949      3,178,262
  Franchise and area development fees              493,869      1,104,000
  Licensing fees and other income                1,050,214      1,337,314
                                               -----------    -----------
            Total Revenues                      14,940,901     14,549,240

Operating Costs and Expenses
  Food, beverage, and paper costs                3,148,698      2,998,079
  Store payroll and other operating expenses     6,601,415      5,213,359
  Special charge					       1,600,406      (107,699)
  Selling, general and administrative expenses:
     Payroll-related expenses                    2,484,045      2,262,616
     Occupancy			                     337,063        259,253
     Advertising and promotion                     435,719        532,678
     Professional service fees                     361,655        362,360
     Franchise-related expenses                    152,736        261,287
     Provision for doubtful accounts             1,043,993		124,521
     Depreciation and amortization               1,247,868      1,180,259
     Other                                         915,035        947,372
                                               -----------    -----------
             Total Selling, General and
               Administrative Expenses           6,978,114      5,930,346
                                               -----------    -----------
             Total Operating Costs
               and Expenses                     18,328,633     14,034,085
                                               -----------    -----------
Income (Loss) from Operations                   (3,387,732)       515,155

Interest Income                                    153,758        119,244

Interest Expense                                  (292,457)      (205,618)

Other Income                                        61,862         54,022
                                               -----------    -----------
Income (Loss) Before Taxes                      (3,464,569)       482,803

Provision (Benefit) for Income Taxes
  Current                                                -         16,039
  Deferred                                               -       (180,000)
                                               -----------    -----------
  									   -       (163,961)
                                               -----------    -----------
Net Income (Loss)                               (3,464,569)       646,764

Preferred Stock Dividends Accumulated             (123,780)      (147,864)
                                               -----------    -----------
Net Income (Loss) Attributable to
 Common Stockholders                           $(3,588,349)   $   498,900
                                               ===========    ===========

Income (Loss) per Share - Basic and Diluted    $     (2.32)    $     0.37
                                               ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

                             BAB HOLDINGS, INC.

               Consolidated Statements of Shareholders' Equity

                   Years Ended November 30, 1999 and 1998

                                             SERIES A
                         COMMON STOCK     PREFERRED STOCK      TREASURY STOCK
                        SHARES   AMOUNT   SHARES   AMOUNT     SHARES   AMOUNT
                        ---------------   ----------------  --------- -------
Balance as of
  November 30, 1997  1,330,272 $10,908,062   78,710  1,862,035(45,000)  (17,500)
Conversion of
  Preferred to
  Common Stock         112,229     522,390  (18,710)  (441,173)   --         --
Preferred Dividends
  Accumulated               --          --       --    147,864    --         --
Preferred Dividends
Paid 				    --          --       --    (19,995)   --         --
Purchase of
Treasury Stock              --          --       --         -- (3,883)  (18,567)

			  ----------  ----------  ------   --------- -------  -------
Balance as of
  November 30, 1998  1,442,499  11,430,452  60,000   1,548,731(48,883)  (36,067)
Conversion of
  Preferred to
  Common Stock         818,491   1,937,217 (60,000) (1,672,511)    --        --
Preferred Dividends
  Accumulated               --          --      --     123,780     --        --
Purchase of
Treasury Stock              --          --      --          -- (1,233)   (7,896)
Issuance of Stock		26,666     140,000
                    ---------- -----------  ------ ----------- -------  -------
-
Balance as of
  November 30, 1999  2,287,656 $13,507,669      --          --(50,116)  (43,963)
                    ========== ===========  ======  ========== ======== =======

                       (WIDE TABLE CONTINUED FROM ABOVE)


                                   ADDITIONAL
                                    PAID-IN      ACCUMULATED
                                    CAPITAL        DEFICIT         TOTAL
                                  -----------    -----------    -----------
Balance as of November 30, 1997    $1,368,619   (5,466,466)      8,654,750
Termination of Options Issued
  in Connection with Acquisitions     (35,000)          --         (35,000)
Purchase of Treasury Stock                 --           --         (18,567)
Preferred Dividends Accumulated            --     (147,864)             --
Preferred Dividends Paid                   --           --         (19,995)
Conversion of Preferred to
   Common Stock                       (81,217)          --              --
Net Income                                         646,764         646,764
                                  -----------   ----------     -----------
Balance as of November 30, 1998   $ 1,252,402  $(4,967,566)     $9,227,952
Issuance of Common Stock
   in Acquisitions                         --           --         140,000
Purchase of Treasury Stock 		       --           --		  (7,896)
Issuance of Warrants                  200,000           --         200,000
Preferred Dividends Accumulated            --     (123,780) 	      --
Conversion of Preferred to
   Common Stock                      (264,706)           --              --
Net Loss                                   --    (3,464,569)     (3,464,569)
                                  -----------    -----------    -----------
Balance as of November 30, 1999     1,187,696    (8,555,915)      6,095,487
                                  ===========    ==========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

                                BAB HOLDINGS, INC.

                      Consolidated Statements of Cash Flows

                     Years Ended November 30, 1999 and 1998

                                                         1999         1998
                                                     -----------   ----------
Cash Flows from Operating Activities
  Net income (loss)                                  $(3,464,569)  $  646,764
                                                     -----------    ---------
-
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities
     Depreciation and amortization                     1,247,868   1,180,259
     Provision for store conversions                   1,600,406           -
     Provision for uncollectible accounts              1,043,993	   124,521
     Deferred revenue                                          -     350,000
     Benefit for deferred income taxes                         -    (180,000)
     Gain on sale of property and equipment                    -     (10,393)
     (Increase) decrease in
         Trade accounts receivable                      (569,380)   (331,811)
         National Marketing Fund contributions
          receivable                                    (124,558)     72,799
         Inventories                                       4,663      45,923
         Deferred franchise costs                         18,227      58,578
         Notes receivable                                 23,044    (491,003)
         Prepaid expenses and other assets               (93,465)    386,461
       Increase (decrease) in
         Accounts payable                                (94,499)   (588,927)
         Accrued professional and other services         (18,238)   ( 12,923)
         Reserve for closed store expenses               (36,344)   (467,815)
         Accrued liabilities                              36,476 	  (140,192)
         Unexpended National Marketing Fund
          franchisee contributions                        85,758 	   (57,549)
         Jacobs Bros. non-compete agreement              (90,000)          -
         Deferred franchise fee revenue                  (99,207)   (281,500)
                                                       ----------   ---------
         Total Adjustments                             2,934,744    (343,572)
                                                       ----------   ---------
         Net Cash Provided by (Used in)
          Operating Activities                          (529,825)    303,192
                                                       ---------    ---------

The accompanying notes are an integral part of the consolidated financial statements.

                               BAB HOLDINGS, INC.

                Consolidated Statements of Cash Flows (continued)

                    Years Ended November 30, 1999 and 1998

                                                        1999           1998
                                                    ------------   ----------
Cash Flows from Investing Activities
  Purchases of property and equipment               $   (148,498) $  (198,295)
  Sale of property and equipment                         101,140       33,484
  Purchase of trademarks                                 (21,892)     (75,892)
  Loan disbursements)     						   -	    (13,263)
  Loan repayments                                        247,059      138,900
  Other                                                   40,445      (31,029)
                                                     -----------   ----------
         Net Cash Used in Investing Activities           218,254     (146,095)
                                                     -----------   -----------
Cash Flows from Financing Activities
  (Repayments)Borrowing on line of credit               (219,972)     337,500
  Debt repayments                                       (110,777)    (145,769)
  Other                                                  (27,024)     (38,562)
                                                     -----------   ----------
          Net Cash Provided by Financing Activities     (357,773)     153,169
                                                     -----------   ----------
Net Increase (Decrease) in Cash and Cash Equivalents    (669,344)     310,266

Cash and Cash Equivalents, Beginning of Year             700,162      389,896
                                                     -----------    ---------
Cash and Cash Equivalents, End of Year               $    30,818   $  700,162
                                                     ===========   ==========

The accompanying notes are an integral part of the consolidated financial statements.

                            BAB HOLDINGS, INC.

               Notes to Consolidated Financial Statements

                  Years Ended November 30, 1999 and 1998

------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

BAB Holdings, Inc. (the Company) is an Illinois corporation incorporated on November 25, 1992. The Company has four wholly owned subsidiaries: BAB Operations, Inc. (Operations); BAB Systems, Inc. (Systems); Brewster's Franchise Corporation (BFC); and My Favorite Muffin Too, Inc. (MFM). Systems was incorporated on December 2, 1992, and was primarily established to franchise "Big Apple Bagels" specialty bagel retail stores. Systems has a wholly owned subsidiary, Systems Investments, Inc. (Investments), which was created to operate the first Company-owned "Big Apple Bagels" store which, until December 1995, also operated as the franchise training facility. Investments also owned a 50% interest in a joint venture which operated a
franchise satellite store.   During fiscal 1997, the stores operated by
Investments and by the joint venture were sold and are currently operating as
franchised stores.   As of November 1998, Investments was dissolved and
merged into the parent company, Systems. Operations was formed on August 30, 1995, primarily to operate Company-owned stores, currently "Big Apple Bagels" and "Brewster's Coffee" concept stores including one which currently serves as the franchise training facility. BFC was established on February 15, 1996, to franchise "Brewster's Coffee" concept coffee stores. MFM, a New Jersey corporation, was acquired on May 13, 1997. MFM franchises and operates Company-owned "My Favorite Muffin" concept muffin stores. The assets of Jacobs Bros. Bagels (Jacobs Bros.) were acquired on February 1, 1999. See
Note 12. The company continues to operate four stores with the Jacob Bros.
name.


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

Change in Fiscal Year End
-------------------------

Effective with the 1999 fiscal year-end, the Company adopted a 52-53 week period ending on the Sunday closest to November 30. The 52-week fiscal year ended on November 28 for 1999. The impact of the change from fiscal year-end to a 52-53 week period upon 1998 financial statements is not material and therefore no adjustment has been made. For convenience throughout the consolidated financial statements, the Company's fiscal year-end is referred to as November 30.

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

The Company's intangible assets consist primarily of patents, trademarks, copyrights, organization costs, contract rights, noncompetition agreements and goodwill. Organization costs are primarily incorporation fees and legal fees associated with initial Uniform Franchise Offering Circulars related to operations and are being amortized over five years. Patents, trademarks and copyrights are being amortized over 17 years. Franchise contract rights are amortized over varying periods from 8.5 to 20 years. Goodwill recorded as a result of acquisitions is being amortized over 40 years. Other intangibles including noncompete agreements are being amortized over the terms of the agreements which is 5-6 years. Amortization expense recorded in the accompanying consolidated statements of operations for the years ended November 30, 1999 and 1998 was $344,306 and $326,089, respectively.

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

Stock Warrants
--------------

Stock warrants granted as consideration in purchase acquisitions have been recorded as an addition to additional paid-in capital in the accompanying balance sheet based on the fair value of such stock warrants on the date of the acquisition.

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

In addition to Company-operated and franchised stores, the Company acts as licensor of "Big Apple Bagels" units owned and operated primarily by Host Marriott Services (Host Marriott). Included below in "licensed units" are those units located primarily in airport and travel plazas. In fiscal 1999 and 1998, the Company opened additional units pursuant to other licensing arrangements. The Company derives a licensing fee from certain sales at these units as well as a sales commission from the sale of par-baked bagels to these units by a third-party commercial bakery.

Stores which have been opened, and unopened stores for which an agreement has been executed at November 30, 1999 or 1998, or area development fees collected are as:

                                         1999     1998
                                         ----     ----
   Stores opened:
      Company-owned                        23       22
      Franchisee-owned                    177      194
      Licensed                             60       77
                                         ----     ----
                                          260      293
   Unopened stores:
      Franchise agreement                  10       15
      Area development agreement            8       19
                                         ----     ----
                                           18       34
                                         ----     ----
                                          278      327
                                         ====     ====

Advertising Costs
-----------------

The Company expenses advertising costs as incurred. Advertising expense was $193,364 and $331,004 in 1999 and 1998, respectively. Included in advertising expense was $55,019 and $53,593 in 1999 and 1998, respectively, related to the Company's franchise operations.

Comprehensive Income (Loss)
---------------------------

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which established standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. Components of comprehensive income (loss) include amounts that, under SFAS No. 130, are included in the comprehensive income
(loss) but are excluded from net income (loss).   There were no differences
between the Company's net (loss) income and comprehensive (loss) income.

Fair Value of Financial Instruments
-----------------------------------

The Company evaluates its various financial instruments based on current market interest, rates relative to stated interest rates, length to maturity, and the existence of a readily determinable market price. Based on the Company's analysis, the fair value of financial instruments recorded on the consolidated balance sheet as of November 30, 1999 and 1998, approximates their carrying value.


New Accounting Standards
------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instrument and Hedging Activities." SFAS No. 133 is effective for the fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet
at their fair market value.   Changes in the fair value of derivatives are
recorded each period in the current earnings or other comprehensive income
(loss) depending on whether a derivative is designed as part of a hedge
transaction and, if so, the type of hedge transaction involved.   The Company
does not expect that adoption of SFAS No. 133 will have a material impact on its consolidated financial position or results of operations, as the Company does not currently hold any derivative financial instruments.


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

Reclassifications
-----------------

Certain 1998 amounts have been reclassified to reflect the 1999 presentation.


NOTE 3 - RESTRICTED CASH

Systems and MFM have established the National Marketing Fund (Fund). Certain franchisees and Company-owned stores are required to contribute to the Fund based on their net sales and in turn are reimbursed for a portion of media advertising placed in their local markets up to a maximum equal to the amount they contributed. As of November 30, 1999 and 1998, the Fund's cash balance was $21,946 and $218,646, respectively.


NOTE 4 - SPECIAL CHARGE

During the fourth quarter of 1999, the Company made the decision to refranchise certain Company-owned stores, in order to concentrate on franchising and marketing and building equity in the branding of its trademarked names and products. The Company-owned stores, which were to be converted to franchised units were written down to fair value based upon actual selling prices or, if not sold prior to year-end, upon management's judgment based upon the previous sale of such assets. Management's judgment is inherent in the estimated fair value determinations and, accordingly, actual results could vary significantly from such estimates. The estimated fair value of the remaining assets to be sold totaled $1,323,736 was recorded as a current asset as of November 30, 1999.

The actual and planned conversions resulted in a pre-tax loss of $1,600,406 during the fourth quarter of 1999. As of November 30, 1999, $168,719 of the charge, primarily for severance and lease termination costs, remains as a liability for store conversions. A summary of the special charge is presented below:


 Loss associated with actual and
 expected conversion
 of stores to franchisee                                 $1,236,568
 Severance, lease termination and other costs               250,713
 Write-off of Canadian franchise rights                     113,125
                                                          ---------
                                                         $1,600,406
                                                          =========



In addition, the Company reserved or wrote off approximately $1,044,000 of accounts and notes receivable during 1999. This additional reserve primarily resulted from store closings of franchisees.

The negative special charge in 1998 of $107,699 resulted from the overaccrual in 1997 for store closing costs.

NOTE 5 - INCOME TAXES

The reconciliation of the income tax (benefit) provision computed at the federal statutory rate of 34% and the benefit for income taxes is as follows:

                                            1999         1998
                                         -----------   ---------
Income tax provision (benefit)
 computed at federal statutory rate      $ (918,743)  $  164,153
State income taxes (benefit), net
  of federal tax benefit                   (127,753)      23,261
Other adjustments                             3,100       16,781
Change in valuation allowance             1,043,396     (368,156)
                                          ---------   ---------
Benefit for Income Taxes                 $        -  $  (163,961)
                                          =========    =========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Deferred tax assets (liabilities) are as follows:

                                              1999         1998
                                           ----------    --------
Franchise fee revenue                      $  100,926  $   20,638
Franchise costs                                61,620      52,745
National Marketing Fund net contributions       7,960      71,737
Allowance for uncollectible accounts          460,485     129,125
Notes receivable					    (72,325)	    -
Net operating loss carryforwards            2,529,506   1,672,245
Valuation allowance                        (2,558,167) (1,514,771)
                                            ---------   ---------
     Total Deferred Tax Assets                530,005     431,719
                                            ---------   ---------
Depreciation                                 (350,005)   (249,263)
Other								    -      (2,456)
                                            ---------   ---------
     Total Deferred Tax Liabilities          (350,005)   (251,719)
                                            ---------   ---------
                                            $ 180,000   $ 180,000
                                            =========   =========

As of November 30, 1999, the Company has cumulative net operating loss carryforwards expiring between 2008 and 2014 for U.S. federal income tax purposes of $6,516,323. The net operating loss carryforwards are subject to limitation in any given year as a result of the Company's initial public offering and may be further limited if certain other events occur. A valuation allowance has been established for $2,558,167 of the deferred tax benefit related to those loss carryforwards and other deferred tax assets for which it is considered more likely than not that the benefit will not be realized.


NOTE 6 - LONG-TERM OBLIGATIONS

Long-term debt consisted of the following:

                                              1999          1998
                                           ---------     ---------
Secured line of credit payable to
   bank, due December 31, 1999,
   at an interest rate of prime
   plus 1%                                $1,657,493    $1,877,465
Capital lease obligations,
   various rates                               7,232        17,303
Secured note payable, principal
   payments due monthly at an
   interest rate of 11.3%                  1,239,224             -
Other							   170,000		     -
                                           ---------     ---------

                                           3,073,949     1,894,768
Less current portion                      (1,818,087)   (  134,814)
                                           ---------     ---------
Long-Term Debt, Net of Current Portion    $1,255,862    $1,759,954
                                           =========    ==========

The Company had a secured $1.75 million line-of-credit facility (Line) with a bank which expired December 31, 1999. Maximum borrowing under the Line was limited to 80% of accounts receivable under 90 days and 40% or original cost of equipment, furniture and fixtures. Interest was payable monthly at prime plus 1% (9.25% as of November 30, 1999), with principal due upon maturity on December 31, 1999. As of November 30, 1999, the Company had borrowed $1,657,493 on the Line.

In December 1999, the Company entered into a new bank credit facility for $1.5 million. This new credit line is secured by substantially all of the assets of the Company excluding those acquired through the Jacobs Bros. acquisition and requires, among other things, that the Company maintain minimum net worth of $6 million and maintain a compensating cash balance of $250,000. Maximum borrowing terms under the Line are identical to the previously expired agreement. The interest rate on this new line of credit is prime plus 4%.
The new line expires on April 30, 2000, however, it is management's expectation that this agreement will be renewed by the bank or that a similar arrangement with another lender will be concluded.

As of November 30, 1999, annual maturities on long-term obligations are due as follows:


                Year Ending November 30:
 						FY 2000		    1,818,087
 						FY 2001    			180,363
						FY 2002      		199,427
 						FY 2003   	      	222,763
 						FY 2004  	      	247,052
						Thereafter			406,257
			   						    ---------
								          3,073,949
 			   						    =========

In June 1999, the Company obtained an amortizing loan in the amount of $170,000 from a finance company. Proceeds were used to purchase two stores from a franchisee in Wisconsin.

In February 1999, the Company obtained a series of amortizing loans in the amount of $1,350,000 from a finance company. Loan proceeds of $950,000 were used to purchase certain assets of Jacobs Bros. Bagels. Approximately $280,000 was used to purchase equipment and fund remodeling required on the units acquired in the purchase. The remaining $120,000 was used to purchase assets from a former franchisee.

In February 1997, Systems entered into an agreement with a finance company to provide financing to qualifying franchisees for the purpose of adding second
or subsequent units.   The program is administered by the finance company;
however, Systems has the final right of approval over individual applicants. Systems has provided a guarantee of borrowings up to a maximum of 10% of the
total amount financed in each 12-month period under the program.   As of
November 30, 1999, $420,000 has been advanced to franchises under this program.

Interest paid for the years ended November 30, 1999 and 1998 was $292,457 and $202,312, respectively.


NOTE 7 - LEASE COMMITMENTS

The Company rents its office and Company-owned store facilities under leases which require it to pay real estate taxes, insurance and general repairs and maintenance on these leased facilities. Rent expense for the years ended November 30, 1999 and 1998 was $1,277,463 and $936,895, including contingent rental expense of $0 and $41,646, less sublease income of $259,577 and $106,606, respectively. As of November 30, 1999, future minimum annual rental commitments under leases, net of sublease income of $170,073 in 2000, $80,790 in 2001, $83,542 in 2002, $86,384 in 2003, and $148,584 in 2004 are
as follows:


                Year Ending November 30:
 						FY 2000		  $ 1,011,776
 						FY 2001    			978,325
						FY 2002      		808,090
 						FY 2003   	      	814,345
 						FY 2004  	      	559,559
						Thereafter			402,642
			   						    ---------
								       $  4,574,737
 			   						    =========


NOTE 8 - NONCASH TRANSACTIONS

In February 1999, the Company acquired certain assets of Jacobs Bros. Bagels
(Jacob Bros.)  See Note 12.   The company financed this acquisition with a
lender in the amount of $950,000.   Also the company issued common stock in
the amount of $140,000 and warrants valued at $200,000 in connection with this acquisition. The company also accrued $210,000 for the noncompete agreement.

The company acquired two stores from a franchisee for forgiveness of outstanding royalty fees and national marketing fund receivables in the amount of $171,371. The company also assumed liabilities in the amount of $170,000.

The company acquired assets and assumed liabilities from a franchisee in the amount of $119,500.

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

In November 1998, the Company acquired from a franchisee its option to purchase the Company's 16,667 shares of common stock which had been issued in a previous acquisition. In exchange, the Company canceled a total of $35,000 of royalties and other receivables owed to its subsidiaries by the franchisee.


NOTE 9 - STOCKHOLDERS' EQUITY

During fiscal 1999, holders elected to convert 60,000 shares of Preferred Stock plus dividends accrued thereon into 818,491 shares of common stock. During fiscal 1998, holders elected to convert 18,710 shares of Preferred Stock plus dividends accrued thereon into 112,229 shares of common stock.
The common shares issued upon conversion include shares issued in payment of preferred dividends on 10,306 shares of Preferred Stock. The Company elected to pay accrued dividends in cash of approximately $20,000 upon conversion of the remaining 8,404 shares of Preferred Stock.


Preferred dividends of $123,780 and $147,864 accumulated during fiscal years 1999 and 1998, respectively.

On December 10, 1999, subsequent to a favorable vote by stockholders, the Company effected a 1:6 reverse split of the outstanding shares of common stock. Accordingly, all data shown in the accompanying consolidated financial statements and notes has been retroactively adjusted to reflect the reverse split.


NOTE 10 - EARNINGS PER SHARE

The computation of basic and diluted earnings (loss) per share is as follows:

                                             1999          1998
                                          -----------   -----------
Numerator:
  Net income (loss)                       $(3,464,569)      646,764
  Preferred stock dividend accumulated       (123,780)     (147,864)
                                          -----------   -----------
  Numerator for basic earnings (loss)
   per share - income (loss)
   attributable to common stockholders     (3,588,349)     (498,900)

  Effect of dilutive securities:
  Preferred stock dividend accumulated        123,780       147,864
                                          -----------   -----------
  Numerator for diluted earnings (loss)
   per share - income (loss)
   attributable to common stockholders    $(3,464,569)  $   646,764
                                          ===========   ===========

Denominator:
  Denominator for basic earnings (loss)
   per share - weighted average shares      1,496,323     1,350,180

  Effect of dilutive securities:
  Convertible preferred stock                       -       401,193
                                           ----------    ----------
  Denominator for diluted earnings (loss)
   per share - weighted average shares      1,496,323     1,751,373
                                           ==========    ==========

Basic and diluted earnings (loss)
 per share                                 $    (2.32)   $     0.37
                                           ==========    ==========

The exercise of options and warrants outstanding during the years ended November 30, 1999 and 1998 and the conversion of convertible securities outstanding during the year ended November 30, 1998 is not assumed as the result is antidilutive to the reported loss per share.


NOTE 11 - STOCK OPTIONS PLANS

On April 27, 1999, the Company adopted and received stockholder approval to amend the 1995 Long-Term Incentive and Stock Option Plan (the Incentive
Plan), which permits the issuance of options, stock appreciation rights, and restricted stock awards to employees and nonemployee officers, directors, and
agents of the Company.   The Incentive Plan reserves 165,833 shares of common
stock (as adjusted for a 1:6 reverse split in 1999) for grant and provides that the term of each award be determined by the Board or a committee of the Board. Under the terms of the Incentive Plan, options granted may be either nonqualified or incentive stock options. Incentive stock options must be exercisable at not less than the fair market value of a share on the date of grant (110% of fair market value if the options are owned by a 10% or greater stockholder) and may be granted only to employees. The Incentive Plan will terminate on September 19, 2005, unless terminated sooner by action of the Board.

Options are exercisable for a period of up to ten years from the respective exercise date. Options issued terminate immediately following an optionee's termination of employment or, in some circumstances, one to three months after termination or up to 12 months in the case of the death of the employee.

Additionally, on April 27, 1999, the Company adopted and received stockholder approval to amend the 1995 Outside Directors Stock Option Plan (the Directors
Plan), which permits the issuance of nonqualified options to nonemployee members of the Board.

The Directors Plan reserves 17,500 shares of common stock for grant.   The
Directors Plan provides for a grant of options to purchase 333 shares upon initial election to the Board and for annual grants thereafter, upon reelection, of options to purchase 833 shares.

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

Activity under the Incentive Plan and Directors Plan during the two years ended November 30, 1999, is as follows:


                                                     Weighted-
                                    Number of      Average Option
                                      Shares       Price Per Share
                                    ----------    ---------------
Outstanding as of November 30, 1998    70,576        $ 28.46
Granted                                18,914        $  5.80
Exercised                                   -              -
Canceled                              ( 8,424)       $ 24.26
                                      -------
Outstanding as of November 30, 1999    81,066        $ 23.61
                                      =======

The Company has adopted the disclosure-only provisions of Financial Accounting Standards Board Statement No. 123, "Accounting and Disclosure of Stock-Based Compensation" (SFAS No.123). Accordingly, no employee compensation expense has been recognized for the Incentive Plan or for the
Directors Plan.   Had employee compensation expense for the Company's plan
been determined based on the fair value at the grant date for awards in fiscal years 1999 and 1998 consistent with provisions of SFAS No. 123, the Company's net (loss) income and net (loss) income per share would have been as follows:

                                            1999          1998
                                         -----------  ----------
Net income (loss) attributable to
   common stockholders:
      As reported                        $(3,588,349) $    498,900
      Pro forma                          $(3,811,986) $     89,973
Basic income (loss) per share:
      As reported                        $     (2.32)  $      0.37
      Pro forma                          $     (2.54)  $      0.06
Diluted income (loss) per share:
      As reported                        $     (2.32)  $      0.37
      Pro forma                          $     (2.54)  $      0.06


Information on options outstanding under the Incentive Plan and the Directors Plan as of November 30, 1999, is as follows:

                                                       Weighted-
                                   Weighted-Average     Average
        Range of      Number of       Remaining        Exercise
    Exercise Price     Options     Contractual Life     Price
    --------------     -------     -----------------  --------
    $ 4.02 - $ 6.00       30,910            4.43         $ 5.03
    $12.00 - $16.50        8,325            4.67         $13.09
    $25.00 - $29.00        2,250            6.28         $26.33
    $38.00 - $42.50       39,581            3.98         $40.08

NOTE 12 - BUSINESS COMBINATIONS

During 1999, the Company acquired and sold several stores. Stores purchased are operated as Company-owned units for a period of time prior to the ultimate resale as a franchised unit.

On February 1, 1999, the Company purchased certain assets of a related group of entities doing business as Jacobs Bros. Bagels (Jacobs Bros.), a chain operating retail bagel stores in the Chicago, Illinois area. The assets acquired include eight retail locations and a central commissary facility in exchange for $950,000 in cash and warrants to acquire 83,333 shares of the Company's common stock. The warrants provide for the purchase of 45,833 shares and 37,500 shares of common stock at an exercise price of $7.50 and $9.00 per share, respectively. The warrants are first exercisable on February 1, 2000 and expire on January 31, 2006. None of the warrants were exercised as of February 3, 2000. Further, the Company entered into noncompetition agreements with two principals of Jacobs Bros. totaling $210,000 to be paid over varying periods. Finally, the Company issued 26,666 shares of the Company's common stock to the investment banker for services in connection with the acquisition, valued at $140,000.

NOTE 13 - SEGMENT INFORMATION

In the fourth quarter of 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement supercedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance
as the source of the Company's reportable segments.   This statement requires
disclosure of certain information by reportable segment, geographic area and major customer. As a result, the Company will separately report information on the following two operating segments: company store operations and franchise operations. In determining the operating income of each segment, certain general and corporate expenses are not allocated to operating segments.

					Year Ended November 30
                                   NET REVENUES              (LOSS) INCOME
                                    1999        1998	      1999	      1998
                        	-----------  ----------   ---------   ---------
 Company store operations      $11,361,084 $10,266,978 $(1,395,447) $( 712,708)
 Franchise operations            3,579,817   4,282,262     244,522   1,834,652
                               -----------  ----------   ---------   ---------
Total ongoing business          14,940,901  14,549,240  (1,150,925)  1,121,944
Less: Special charges                                    1,600,406
Corporate expenses                                         574,538     522,767
Interest expense, net of
Income                                                    (138,700)    (86,374)
                                                         ---------   ---------
(Loss) Income before taxes                              (3,464,569)    482,803
Benefit for Income taxes  	                                   -    (163,961)
		                                             ---------   ---------
Net (Loss) Income		                                (3,464,569)    646,764
                                                        ===========  =========

OPERATING SEGMENT DATA

                                 IDENTIFIABLE    CAPITAL         DEPRECIATION
                                    ASSETS      EXPENDITURES   AND AMORTIZATION
                                  -----------   ------------   ----------------

Year ended November 30, 1999

Company store operations          $ 8,564,951      122,148         982,742
Franchise operations                3,452,087       26,350         265,126
                                   ----------     --------       ---------
                                   12,017,038      148,498       1,247,868
                                   ==========     ========	      =========

Year ended November 30,1998

Company store operations          $ 8,886,927      135,315         906,087
Franchise operations                4,219,231       62,980         274,172
                                   ----------     --------       ---------
                                   13,106,158      198,295       1,180,259
                                   ==========     ========	      =========

Reconciliation to Total Assets
As Reported
                                   November 30, November 30,
                                          1999         1998
                                   -----------  ------------
Assets
Total reportable segments
Identifiable assets               $ 12,017,038 $13,106,158

Unallocated amounts
Cash	                                  30,818     700,162
Prepaid expenses and other current	   276,717     206,952
Other	                                 530,005     431,719
                                  ------------ -----------
Total Consolidated Assets           12,854,578  14,444,991
                                  ============ ===========

Prior period amounts have been restated in accordance with SFAS No. 131. There were no sales to any individual customer during any of the years in the two year period ended November 30, 1999 that represented 10% or more of net sales.