Form 10QSB
period 2000-02-27
BAB HOLDINGS INC
filed 2000-04-12
CIK 946713

FORM 10-QSB

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended: February 27, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ________________ to _________________

    Commission file number: 0-27068


                            BAB Holdings, Inc.
----------------------------------------------------------------------------
             (Name of small business issuer in its charter)


             Illinois                            36-3857339
----------------------------------------------------------------------------
 (State or other jurisdiction of    (I.R.S. Employer Identification No.)
  incorporation or organization)


        8501 West Higgins Road, Suite 320, Chicago, Illinois    60631
-----------------------------------------------------------------------
            (Address of principal executive offices)          (Zip Code)


                Issuer's telephone number  (773) 380-6100



-----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed  since last report.)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,237,557 shares of Common Stock, as of April 11, 2000.



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

Item 4.    Submission of Matters to a Vote of Security Holders.....

Item 5.    Other Information.......................................

Item 6.    Exhibits and Reports on Form 8-K........................

SIGNATURE  ........................................................





 PART I

ITEM 1.  FINANCIAL STATEMENTS


                            BAB Holdings, Inc.
                  Condensed Consolidated Balance Sheet
                            February 27, 2000
                               (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents, including
       restricted cash of $ 109,099                        $   214,411
   Receivables
       Accounts receivable, net of allowance for
       doubtful accounts of $816,333                         1,165,385
       National Marketing Fund contributions receivable
       from franchisees and stores                             442,363
       Notes receivable, net of allowance for
       doubtful accounts of $181,529                           465,847
   Inventory                                                   233,752
   Assets held for sale                                      1,191,236
   Prepaid and other current                                   305,290
   Deferred income taxes                                       530,005
                                                          ------------
Total current assets                                         4,548,289

Property and equipment, net of
    accumulated depreciation of $1,514,695                   1,904,984
Notes receivable                                               439,848
Patents, trademarks and copyrights, net of accumulated
    amortization of $216,202                                   960,270
Goodwill, net of accumulated amortization of $250,031        2,493,233
Franchise contract rights, net of accumulated
    amortization of $293,573                                 1,790,392
Other, net of accumulated amortization of $330,253             461,687
                                                          ------------

                                                          $ 12,598,703
                                                          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                       $    912,348
   Accrued liabilities                                         903,704
   Liability for store conversions                             133,200
   Accrued professional and other services                     226,083
   Unexpended National Marketing Fund contributions            586,083
   Current portion of long-term debt                         1,658,210
   Deferred franchise fee revenue                              152,410
                                                          ------------
Total current liabilities                                    4,572,038

Noncurrent liabilities:
   Deferred revenue                                            356,180
   Deferred income taxes                                       350,005
   Long-term debt, net of portion included
     in current liabilities                                  1,204,338
                                                            -----------
Total noncurrent liabilities                                 1,910,523
                                                           -----------

Stockholders' equity:
   Common stock                                             13,507,669
   Additional paid-in capital                                1,187,696
   Treasury  stock                                             (43,963)
   Accumulated deficit                                      (8,535,260)
                                                           -----------
Total stockholders' equity                                   6,116,142
                                                          ------------

                                                          $ 12,598,703
                                                          ============

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS.

                            BAB Holdings, Inc.

              Condensed Consolidated Statements of Operations

                               (Unaudited)


                                                    THREE MONTHS ENDED
                                                FEBRUARY 27   FEBRUARY 28
                                                    2000             1999
                                                --------------------------

REVENUES
Net sales by Company-owned stores               $ 2,265,392     $ 2,086,087
Royalty fees from franchised stores                 752,096         815,080
Licensing fees and other income                     245,737         237,273
Franchise and area development fees                 239,400         130,500
                                                 -------------------------
                                                  3,502,626       3,268,940
OPERATING COSTS AND EXPENSES
Food, beverage, and paper costs                     655,840         704,807
Store payroll and other operating expenses        1,560,043       1,196,353
Selling, general, and administrative expenses
     Payroll-related                                506,450         553,179
     Occupancy                                       83,351          61,814
     Advertising and promotion                       52,817          77,714
     Professional service fees                       78,856         105,095
     Franchise-related expenses                      18,842          55,408
     Depreciation and amortization                  212,354         292,449
     Travel                                          33,980          55,019
     Other                                          212,763         232,586
                                                 --------------------------
Total Operating Costs and Expenses                3,415,295       3,334,423
                                                 --------------------------
Income (loss) before interest                        87,330        ( 65,483)
Interest expense                                   ( 82,556)       ( 39,022)
Interest income                                      15,881          31,099
                                                 --------------------------
Net income (loss)                                    20,655         (73,406)
Preferred stock dividends accumulated                    -          (45,699)
                                                 ----------         -------
Net income (loss) attributable to
    common shareholders                          $   20,655    $   (119,105)
                                                ===========================

Basic and diluted loss
    per common share                            $      0.01   $       (0.09)
                                                 ==========================


Average number of shares outstanding-
  basic and diluted                               2,237,557       1,394,210
						       	===========================


SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS.



                             BAB Holdings, Inc.

              Condensed Consolidated Statements of Cash Flows

                                (Unaudited)

                                                       THREE MONTHS ENDED
                                                         FEB 27       FEB 28
                                                           2000         1999
                                                   -------------------------
Cash Flows from Operating Activities
  Net income (loss)                                  $    20,655  $  (73,406)
                                                     -----------    ---------

  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities
     Depreciation and amortization                       212,355     292,449

     (Increase) decrease in
         Trade accounts receivable                       (59,375)   (206,674)
         National Marketing Fund contributions
          receivable                                     (27,046)    (40,810)
         Inventories                                      60,086     (22,203)
         Deferred franchise costs                              -      10,590
         Notes receivable                               (125,000)     59,969
         Prepaid expenses and other assets               (28,574)   (134,777)
       Increase (decrease) in
         Accounts payable                                (27,439)    (14,466)
         Accrued professional and other services         ( 3,070)      1,413
         Reserve for closed store expenses               (35,520)          -
         Accrued liabilities                              55,141 	    13,988
         Unexpended National Marketing Fund
          franchisee contributions                        41,456 	    43,253
         Jacobs Bros. non-compete agreement              (27,000)          -
         Deferred franchise fee revenue                 (115,090)   (125,500)
         Other deferred revenue                           46,392    ( 52,121)
                                                       ----------   ---------
         Total Adjustments                               (32,684)   (174,889)

                                                       ----------   ---------
         Net Cash (Used in)
          Operating Activities                           (12,029)   (248,295)
                                                       ---------    ---------

Cash Flows from Investing Activities
  Purchases of property and equipment               $          - $   (184,745)
  Sale of property and equipment                         143,522            -
  Collection of notes receivable                         131,327        4,647
  Acquisition of Jacobs Bros. Bagels      			   -	   (950,000)
  Sale of Assets held for sale                           132,500          450
  Other                                                   (  327)      34,453
                                                     -----------   ----------
         Net Cash Provided (Used in)
              Investing Activities                       407,022   (1,095,195)
                                                     -----------   -----------
Cash Flows from Financing Activities
  (Repayments)Borrowing on line of credit               (159,876)    (109,465)
   Borrowings to finance Acquisition                           -    1,100,000
  Debt repayments                                        (51,524)     (25,707)
                                                     -----------   ----------
          Net Cash (Used in) Provided
              by Financing Activities                   (211,400)     964,828
                                                     -----------   ----------
Net Increase (Decrease) in Cash and Cash Equivalents     183,593     (378,662)

Cash and Cash Equivalents, Beginning of Year              30,818      700,162
                                                     -----------    ---------
Cash and Cash Equivalents, End of Quarter            $   214,411   $  321,500
                                                     ===========   ==========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS.





                      BAB Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements


1.   Basis of Presentation

BAB Holdings, Inc. (the Company) is an Illinois corporation incorporated on November 25, 1992. The Company has four wholly owned subsidiaries: BAB Operations, Inc. (Operations); BAB Systems, Inc. (Systems); Brewster's Franchise Corporation (BFC); and My Favorite Muffin Too, Inc. (MFM). Systems was incorporated on December 2, 1992, and was primarily established to franchise "Big Apple Bagels" specialty bagel retail stores. Systems has a wholly owned subsidiary, Systems Investments, Inc. (Investments), which was created to operate the first Company-owned "Big Apple Bagels" store which, until December 1995, also operated as the franchise training facility. Investments also owned a 50% interest in a joint venture which operated a
franchise satellite store.   During fiscal 1997, the stores operated by
Investments and by the joint venture were sold and are currently operating as
franchised stores.   As of November 1998, Investments was dissolved and
merged into the parent company, Systems. Operations was formed on August 30, 1995, primarily to operate Company-owned stores, currently "Big Apple Bagels" and "Brewster's Coffee" concept stores including one which currently serves as the franchise training facility. BFC was established on February 15, 1996, to franchise "Brewster's Coffee" concept coffee stores. MFM, a New Jersey corporation, was acquired on May 13, 1997. MFM franchises and operates Company-owned "My Favorite Muffin" concept muffin stores. The assets of Jacobs Bros. Bagels (Jacobs Bros.) were acquired on February 1, 1999. See
Note 8. The Company continues to operate four stores with the Jacob Bros.
name.

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


2. Stores Open and Under Development

Stores which have been opened at February 27, 2000 are as follows:

Stores opened:
	Company-owned                                 20
	Franchisee-owned                             179
      Licensed                                      60
                                                   ---
                                                   259

3. Special Charge

During the fourth quarter of 1999, the Company made the decision to refranchise certain Company-owned stores, in order to concentrate on franchising and marketing and building equity in the branding of its trademarked names and products. The Company-owned stores, which were to be converted to franchised units were written down to fair value based upon actual selling prices or, if not sold prior to year-end, upon management's judgment based upon the previous sale of such assets. Management's judgment is inherent in the estimated fair value determinations and, accordingly, actual results could vary significantly from such estimates. The estimated fair value of the remaining assets to be sold totaled $1,191,236 and was recorded as a current asset as of February 27, 2000.

The actual and planned conversions resulted in a pre-tax loss of $1,600,406 during the fourth quarter of 1999. As of February 27, 2000, $133,200 of the charge, primarily for severance and lease termination costs, remains as a liability for store conversions.




4. Preferred Stock - Series A Convertible Preferred Stock

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


5. Line of Credit Agreement

The Company had a secured $1.75 million line-of-credit facility (Line) with a bank which expired December 31, 1999. Maximum borrowing under the Line was limited to 80% of accounts receivable under 90 days and 40% or original cost of equipment, furniture and fixtures. Interest was payable monthly at prime plus 1% with principal due upon maturity on December 31, 1999.

In December 1999, the Company entered into a new bank credit facility for $1.5 million. This new credit line is secured by substantially all of the assets of the Company excluding those acquired through the Jacobs Bros. acquisition and requires, among other things, that the Company maintain minimum net worth of $6 million. Maximum borrowing terms under the Line are identical to the previously expired agreement. See Exhibit 10.17 that is attached to this filing. The interest rate on this new line of credit is prime plus 4%
(12.75% at February 27, 2000). As of February 27, 2000, the Company had borrowed $1,497,617 on the Line. The new Line expires on April 29, 2000, however, it is management's expectation that this agreement will be renewed by the bank or that a similar arrangement with another lender will be concluded.


6. Notes Payable

In June 1999, the Company obtained an amortizing loan in the amount of $170,000 from a finance company. Proceeds were used to purchase two stores from a franchisee in Wisconsin.

In February 1999, the Company obtained a series of amortizing loans in the amount of $1,350,000 from a finance company. Loan proceeds were used to purchase certain assets of Jacobs Bros. Bagels, equipment and fund remodeling required on the units acquired in the purchase.


7.  Earnings (Loss) per Share

The following tables sets forth the computation of basic and diluted loss per share:


                                                THREE MONTHS ENDED
                                             FEB 27              FEB 28
                                              2000                1999
                                          ----------            --------
Numerator:
  Net income (loss)                       $   20,655          $    (73,406)
  Preferred stock dividend accumulated            -                (45,699)
                                          ----------            ----------
  Numerator for basic and diluted loss
  per share- loss attributable to common
  shareholders                           $    20,655             $(119,105)
                                          ==========            ==========

Denominator:
  Denominator for basic and diluted
    loss per share--weighted
    average shares                         2,237,557             1,394,210
                                          ==========            ==========

Basic and diluted loss per share           $    0.01             $   (0.09)
                                           =========            ==========


Options to purchase 81,310 shares of common stock at varying prices are outstanding at February 27, 2000 under the Company's 1995 Long-Term Incentive and Stock Option Plan (the Incentive Plan) and the 1995 Outside Directors Stock Option Plan (the Directors' Plan). Also outstanding during the period ended February 27, 2000 was a warrant sold in connection with the Company's initial public offering to the underwriter to purchase 42,498 shares of common stock at $19.20 per share. Additionally, in connection with various acquisitions, the Company issued options to purchase 83,333 shares of common stock issuable at varying exercise prices ranging from $7.50 per share to $9.00 per share. Further, a warrant issued to the placement agent of the Preferred Stock to purchase 2,219 shares of common stock at $19.74 per share was outstanding.

The exercise of options and warrants outstanding during the quarters ended February 27, 2000 and February 28, 1999 and the conversion of convertible securities outstanding during the quarter ended February 28, 1999 is not assumed as the result is antidilutive to the reported loss per share.



8. Acquisitions and Dispositions

During the first quarter of fiscal 2000, the Company sold three stores identified as part of the restructuring. The stores were sold at or near their estimated fair market value as determined in the fourth quarter of 1999. Consequently, the sale of the stores had no material impact on earnings. The Company-owned stores were converted to franchised units.

During the fourth quarter of 1999, the Company acquired a store from a franchisee as consideration for forgiveness of a note receivable. The Company operated the store until it was sold during the first quarter of fiscal 2000. In addition, the Company accepted a prepayment at a discount on a note receivable during the first quarter of 2000. The notes receivable were adequately reserved for and, consequently, the transactions had no impact on earnings.

On February 1, 1999, the Company purchased certain assets of a related group of entities doing business as Jacobs Bros. Bagels (Jacobs Bros.), a chain operating retail bagel stores in the Chicago, Illinois area. The assets acquired include eight retail locations and a central commissary facility in exchange for $950,000 in cash and warrants to acquire 83,333 shares of the Company's common stock. The warrants provide for the purchase of 45,833 shares and 37,500 shares of common stock at an exercise price of $7.50 and $9.00 per share, respectively. The warrants are first exercisable on February 1, 2000 and expire on January 31, 2006. None of the warrants were exercised as of February 27, 2000. Further, the Company entered into noncompetition agreements with two principals of Jacobs Bros. totaling $210,000 to be paid over varying periods. Finally, the Company issued 26,666 shares of the Company's common stock to the investment banker for services in connection with the acquisition, valued at $140,000.

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


GENERAL

Since its inception in November 1992, the Company has grown to 20
Company-owned stores and 239 franchised and licensed units at February 27, 2000. Units in operation at February 28, 1999 included 27 Company owned stores and 266 franchised and licensed units. System-wide revenues in the first quarter 2000 reached $18.8 million compared to $19.9 million in the year ago period.

The Company's revenues are derived primarily from the operation of Company-owned stores, initial franchise fees and ongoing royalties paid to the Company by its franchisees. Additionally, the Company derives revenue from the sale of licensed products as a result of purchasing trademarks (My Favorite Muffin and Brewster's) and licensing contracts (licenses with Host Marriott), and by directly entering into licensing agreements (Mrs. Fields Cookies). The increase in overall revenues has reduced the dependence on the initial franchise fees as a source of income.

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


Despite the increase in both franchise and licensed operations and the acquisition of Jacobs Bros., the Company has controlled expenses in payroll, occupancy and overhead costs in the corporate offices. At February 27, 2000, the Company had 32 employees at the corporate level who oversee operations of the franchise, licensed and Company-owned store operations, down from 43 at February 28, 1999. Selling, general and administrative expenses, net of depreciation and amortization, are significantly below the first quarter 1999 both as a percentage of revenue and also in absolute dollars. Efficiencies have resulted in selling, general and administrative expenses, net of depreciation and amortization, decreasing to 28.2% in 2000 compared to 34.9% in 1999 which was achieved with a 7.2% increase in revenue. On an absolute basis, selling, general and administrative expenses were $154,000 lower in 2000 than in 1999. Management expects that these costs, as a percentage of revenue, will continue to decline as additional franchise and non-traditional sources of revenue are added. The Company believes it is in a position to continue to leverage selling, general and administrative expenses against increased revenues anticipated in fiscal 2000.


Results of Operations

Three Months Ended February 27, 2000 versus Three Months Ended February 28,
1999.

Total revenues increased 7% to $3,503,000 in the first quarter 2000 from $3,269,000 in the prior year quarter. The number of Company stores in operation in the three months ended February 27, 2000 were 20 stores in operation for the full three months and 3 additional stores open for varying portions of the three month period. For the three months ended February 28, 1999 there were 18 stores owned and operated for 2 months and 27 stores owned and operated for one month. In addition, severe weather in the Midwest during the month of January 1999 greatly decreased Company owned store sales which resulted in lower company store sales revenue than would have been expected during the first quarter of fiscal 1999.

There was an 8% decrease in royalty revenues, which were $63,000 lower than that generated in the year-ago quarter. This decrease is attributed to the overall decrease in the number of franchised units open during the current year period. Licensing fees and other income in total increased $8,000 to $246,000 from the year-ago period. Finally, franchise and area development fee revenue increased 83% to $239,000 from the year-ago period because of the number of store openings and one international deal.

Costs associated with Company-owned store operations as a percentage of sales increased 7% in the first quarter 2000 versus 1999. However, stores that have been identified as part of the restructuring program contributed a combined loss of $62,000 for the most recent quarter ended.

Selling, general and administrative expenses, net of depreciation and amortization, are significantly below the first quarter 1999 both as a percentage of revenue and also in absolute dollars. Efficiencies have resulted in selling, general and administrative expenses, net of depreciation and amortization, decreasing to 28.2% of revenue in 2000 compared to 34.9% in 1999 which was achieved with a 7.2% increase in revenue. On an absolute basis, selling, general and administrative expenses were $154,000 lower in 2000 than in 1999.

Income from operations was $87,00 in the first quarter of fiscal 2000 versus a loss of ($65,000) generated in the prior year period. Interest expense increased to $83,000 in the three months ended February 27, 2000.
This was due to additional debt relating to the Jacobs Bros. acquisition.

Net income was $21,000 in the quarter ended February 27, 2000 versus a loss of ($119,000) in the year-ago quarter. Dividends on the Preferred Stock of $46,000 were accumulated during the year ago period.

Net income per share for the quarter ended February 27, 2000 was $0.01 versus a loss per share for the year-ago quarter of ($0.09) on both a basic and diluted basis. Average shares outstanding increased by 843,000 shares due to the conversion of 60,000 shares of Preferred Stock to 818,000 shares of Common Stock on October 21, 1999.


Liquidity and Capital Resources

The net cash used by operating activities totaled $12,000 during the first quarter of fiscal 2000. Cash used represents the net income, adjusted for depreciation and amortization of $212,000, and is offset principally by an increase in notes receivable of $125,000, an increase in accounts receivable of $59,000 and a decrease in deferred franchise fee revenue of $115,000. Inventories were reduced by $60,000 versus the year ago period. The net cash used in operating activities in the year-ago quarter totaled $248,000.

Investing activities provided $407,000 during the three months ended February 27, 2000, and consisted of sales of Company stores and collection of notes receivable. In the year ago period, investing activities used $1,095,000 because of the Jacobs Bros. acquisition.

Cash used in financing activities was $211,000 during the three months ended February 27, 2000 and relates to repayments under the Company's Line of Credit and other borrowings. During the quarter ended February 28, 1999, cash provided by financing activities of $965,000 relates primarily to the borrowings received to finance the Jacobs Bros. acquisition.

The net increase in cash and equivalents was $184,000 in fiscal 2000 versus a decrease in cash and equivalents of $379,000 in the quarter ended February 28, 1999.


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

The Common Stock combination of 6:1 was effected on December 10, 1999.

ITEM 5.  OTHER INFORMATION

On April 10, 2000 the Company announced that it executed a letter of intent to merge with a leading New York-based Internet incubator. See press release attached as Exhibit 99.1.

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


				INDEX TO EXHIBITS

INDEX NUMBER           DESCRIPTION

10.17 Loan document- CIB Line of Credit dated 12/31/99.
99.1            Letter of intent press release dated 04/10/00.



SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAB HOLDINGS, INC.


Dated: April 12, 2000 By: /s/ MARK E. MAJEWSKI
                              --------------------

          		      Mark E. Majewski
                  Chief Financial Officer
                  (Principal financial and
                   accounting officer)