Form 10QSB
period 2000-05-28
BAB HOLDINGS INC
filed 2000-07-12
CIK 946713

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: May 28, 2000
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-27068

BAB Holdings, Inc.

(Name of small business issuer in its charter)

Illinois	36-3857339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

  8501 West Higgins Road, Suite 320, Chicago, Illinois 60631

(Address of principal executive offices) (Zip Code)

Issuer's telephone number (773) 380-6100

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x  No __

As July 6, 2000, BAB Holdings, Inc. had : 2,237,557 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL INFORMATION

BAB Holdings, Inc. Condensed Consolidated Balance Sheet

May 28, 2000

(Unaudited)

ASSETS
Current assets
Cash and cash equivalents, including restricted cash of $ 153,668	$ 365,924
Receivables
Accounts receivable, net of allowance for doubtful accounts of $898,339	943,004
National Marketing Fund contributions receivable from franchisees and stores	366,837
Notes receivable, net of allowance for doubtful accounts of $201,000	376,297
Inventory	218,429
Assets held for sale	1,068,736
Prepaid and other current	349,476
Deferred income taxes	530,005
--------------
Total current assets	4,218,708
--------------
Property and equipment, net of accumulated depreciation of $1,753,939	1,671,075
Notes receivable	457,806
Patents, trademarks and copyrights, net of accumulated amortization of $226,257	943,254
Goodwill, net of accumulated amortization of $267,177	2,476,087
Franchise contract rights, net of accumulated amortization of $319,477	1,764,488
Other, net of accumulated amortization of $330,253	478,967
----------------
Total Assets	$ 12,010,385
=========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 745,198
Accrued liabilities	933,867
Liability for store conversions	113,736
Accrued professional and other services	196,584
Unexpended National Marketing Fund contributions	604,679
Current portion of long-term debt	1,464,021
Deferred franchise fee revenue	179,475
--------------
Total current liabilities	4,237,560
--------------
Noncurrent liabilities
Deferred revenue	339,334
Deferred income taxes	350,005
Long-term debt, net of portion included in current liabilities	1,161,959
--------------
Total noncurrent liabilities	1,851,298
--------------
Stockholders' Equity
Common stock	13,507,669
Additional paid-in capital	1,187,696
Treasury stock	(43,963)
Accumulated deficit	(8,729,875)
----------------
Total stockholders' equity	5,921,527
----------------
Total Liabilities and Stockholders' Equity	$ 12,010,385
=========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BAB Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	3 months ended		6 months ended
	May 28, 2000	May 31, 1999	May 28, 2000	May 31, 1999
REVENUES
Net sales by Company-owned stores	$ 2,323,088	$ 2,744,937	$ 4,588,480	$ 4,831,024
Royalty fees from franchised stores	770,343	770,299	1,522,439	1,585,379
Licensing fees and other income	275,657	272,001	521,394	509,274
Franchise and area development fees	31,468	79,000	270,868	209,500
	------------	------------	------------	------------
TOTAL REVENUES	3,400,556	3,866,237	6,903,181	7,135,177
	------------	------------	------------	------------
OPERATING COSTS AND EXPENSES
Food, beverage, and paper costs	722,632	800,748	1,378,472	1,505,555
Store payroll and other operating expenses	1,523,572	1,787,151	3,083,615	2,983,504
Selling, general, and administrative expenses
Payroll-related	517,793	658,305	1,024,243	1,211,484
Occupancy	123,595	100,628	206,946	162,442
Advertising and promotion	71,928	70,766	124,745	148,480
Professional service fees	85,651	62,287	164,506	167,382
Franchise-related expenses	10,553	38,648	29,395	94,056
Depreciation and amortization	243,683	338,097	489,037	630,545
Travel	33,615	52,849	67,595	107,868
Other	194,371	95,766	374,134	328,352
	------------	------------	------------	------------
Total Operating Costs and Expenses	3,527,393	4,005,245	6,942,688	7,339,668
	------------	------------	------------	------------
( Loss) before interest	(126,837)	(139,008)	(39,507)	(204,491)
Interest expense	(85,505)	(92,510)	(168,061)	(131,532)
Interest income	17,727	66,668	33,608	97,767
	------------	------------	------------	------------
Net (loss)	(194,615)	(164,850)	(173,960)	(238,256)

Preferred stock dividends accumulated	-	(31,397)	-	(77,096)
	------------	------------	------------	------------
Net (loss) attributable to common shareholders	$ (194,615)	$ (196,247)	$(173,960)	$ (315,352)
Basic and diluted loss per common share	($ 0.09)	$ (0.14)	($ 0.08)	$ (0.22)
	------------	------------	------------	------------
Average number of shares outstanding- basic and diluted	2,237,557	1,419,051	2,237,557	1,406,774
	========	========	========	========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BAB Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

6 months ended
	May 28, 2000	May 31, 1999
Cash Flows from Operating Activities
Net income (loss)	$ (173,960)	$ (238,256)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	489,037	630,545
(Increase) decrease in
Trade accounts receivable	163,006	(434,658)
National Marketing Fund contributions receivable	48,480	(130,920)
Inventories	75,409	(56,442)
Deferred franchise costs	-	6,640
Notes receivable	(155,000)	122,942
Prepaid expenses and other assets	(72,758)	(29,724)
Increase (decrease) in
Accounts payable	(194,588)	159,743
Accrued professional and other services	(32,569)	-
Reserve for closed store expenses	(54,984)	-
Accrued liabilities	102,304
Unexpended National Marketing Fund franchisee contributions	60,052	174,471
Jacobs Bros. non-compete agreement	(44,000)	-
Deferred franchise fee revenue	(88,025)	(53,500)
Other	29,545	(4,013)
	----------	----------
Total Adjustments	325,907	385,084
	----------	----------
Net Cash Provided by Operating Activities	151,947	146,828

Cash Flows from Investing Activities
Purchases of property and equipment	(21,137)	(293,260)
Collection of notes receivable	207,941	18,289
Sale of property and equipment	189,321
Sale of assets held for sale	255,000
Other		(161,416)
	----------	----------
Net Cash Provided (Used in) Investing Activities	631,125	(436,387)

Cash Flows from Financing Activities
Debt repayments	(442,935)	(323,925)
Borrowings	-	180,453
Other	(5,034)	(7,897)
	----------	----------
Net Cash (Used in) Financing Activities	(447,969)	(151,369)
	----------	----------
Net Increase (Decrease) in Cash and Cash Equivalents	335,103	(440,928)

Cash and Cash Equivalents, Beginning of Year	30,818	700,162

Cash and Cash Equivalents, End of Quarter	365,921	259,234
	======	======

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BAB Holdings, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

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

2. Stores Open and Under Development

Stores which have been opened at May 28, 2000 are as follows:

Stores opened:
Company-owned	18
Franchisee-owned	172
Licensed	57
----
Total	247

3. Special Charge

During the fourth quarter of 1999, the Company made the decision to refranchise certain Company-owned stores, in order to concentrate on franchising and marketing and building equity in the branding of its trademarked names and products. The Company-owned stores, which were to be converted to franchised units were written down to fair value based upon actual selling prices or, if not sold prior to year-end, upon management's judgment based upon the previous sale of such assets. Management's judgment is inherent in the estimated fair value determinations and, accordingly, actual results could vary significantly from such estimates. The estimated fair value of the remaining assets to be sold totaled $1,191,236 and was recorded as a current asset as of May 28, 2000. The actual and planned conversions resulted in a pre-tax loss of $1,600,406 during the fourth quarter of 1999. As of May 28, 2000, $113,736 of the charge, primarily for severance and lease termination costs, remains as a liability for store conversions.

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

5. Line of Credit Agreement

The Company had a secured $1.75 million line-of-credit facility (Line) with a bank which expired December 31, 1999. Maximum borrowing under the Line was limited to 75% of accounts receivable under 90 days and 40% of original cost of equipment, furniture and fixtures. Interest was payable monthly at prime plus 1% with principal due upon maturity on December 31, 1999. In December 1999, the Company entered into a new bank credit facility for $1.5 million. This new credit line is secured by substantially all of the assets of the Company excluding those acquired through the Jacobs Bros. acquisition. Maximum borrowing terms under the Line are identical to the previously expired agreement. The interest rate on this new line of credit is prime plus 4% (13.50% at May 28, 2000). As of May 28, 2000, the Company had borrowed $1,296,000 on the Line. The new Line expires on July 29, 2000, however, it is management's expectation that this agreement will be renewed by the bank or that a similar arrangement with another lender will be concluded.

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

7. Earnings (Loss) per Share

The following tables sets forth the computation of basic and diluted loss per share:

	3 months ended		6 months ended
	May 28, 2000	May 31, 1999	May 28, 2000	May 31, 1999

Numerator
Net income (loss)	$ (194,615)	$ (164,850)	$ (173,960)	$ (238,256)
Preferred stock dividend accumulated		(31,397)		(77,096)
	-----------	--------------	-----------	--------------
Numerator for basic and diluted losss per share - loss attributable to common shareholders	$ (194,615)	(196,247)	$ (173,960)	(315,352)

Denominator
Denominator for basic and diluted loss per share - weighted average shares	2,237,557	1,419,051	2,237,557	1,406,774

Basic and diluted loss per share	$ (0.09)	$ (0.14)	$ (0.08)	$ (0.22)

Options to purchase 77,648 shares of common stock at varying prices are outstanding at May 28, 2000 under the Company's 1995 Long-Term Incentive and Stock Option Plan (the Incentive Plan) and the 1995 Outside Directors Stock Option Plan (the Directors' Plan). Also outstanding during the period ended May 28, 2000 was a warrant sold in connection with the Company's initial public offering to the underwriter to purchase 42,498 shares of common stock at $19.20 per share. Additionally, in connection with various acquisitions, the Company issued options to purchase 83,333 shares of common stock issuable at varying exercise prices ranging from $7.50 per share to $9.00 per share. Further, a warrant issued to the placement agent of the Preferred Stock to purchase 2,219 shares of common stock at $19.74 per share was outstanding. The exercise of options and warrants outstanding during the quarters ended May 28, 2000 and May 31, 1999 and the conversion of convertible securities outstanding during the quarter ended May 31, 1999 is not assumed as the result is antidilutive to the reported loss per share.

8. Acquisitions and Dispositions

During the first half of fiscal 2000, the Company sold six stores identified as part of the restructuring described in Note 3 above. The stores were sold at or near their estimated fair market value as determined in the fourth quarter of 1999. Consequently, the sale of the stores had no material impact on earnings. The Company-owned stores were converted to franchised units. During the fourth quarter of 1999, the Company acquired a store from a franchisee as consideration for forgiveness of a note receivable. The Company operated the store until it was sold during the first quarter of fiscal 2000. In addition, the Company accepted a prepayment at a discount on a note receivable during the first quarter of 2000. The notes receivable were adequately reserved for and, consequently, the transactions had no impact on earnings. On February 1, 1999, the Company purchased certain assets of a related group of entities doing business as Jacobs Bros. Bagels (Jacobs Bros.), a chain operating retail bagel stores in the Chicago, Illinois area. The assets acquired include eight retail locations and a central commissary facility in exchange for $950,000 in cash and warrants to acquire 83,333 shares of the Company's common stock. The warrants provide for the purchase of 45,833 shares and 37,500 shares of common stock at an exercise price of $7.50 and $9.00 per share, respectively. The warrants are first exercisable on February 1, 2000 and expire on January 31, 2006. None of the warrants were exercised as of May 28, 2000. Further, the Company entered into noncompetition agreements with two principals of Jacobs Bros. totaling $210,000 to be paid over varying periods. Finally, the Company issued 26,666 shares of the Company's common stock to the investment banker for services in connection with the acquisition, valued at $140,000.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding the development of the Company's business, the markets for the Company's products, anticipated capital expenditures, and the effects of completed and proposed acquisitions, and other statements contained herein regarding matters that are not historical facts, are forward- looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Certain risks and uncertainties are wholly or partially outside the control of the Company and its management, including its ability to attract new franchisees; the continued success of current franchisees; the effects of competition on franchisee and Company-owned store results; consumer acceptance of the Company's products in new and existing markets; fluctuation in development and operating costs; brand awareness; availability and terms of capital; adverse publicity; acceptance of new product offerings; availability of locations and terms of sites for store development; food, labor and employee benefit costs; changes in government regulation (including increases in the minimum wage; regional economic and weather conditions; the hiring, training, and retention of skilled corporate and restaurant management; and the integration and assimilation of acquired concepts. Accordingly, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL

The Company was started in  November 1992, and now includes 18 Company-owned stores and 239 franchised and licensed units at May 28, 2000. Units in operation at May 31, 1999 included 26 Company owned stores and 253 franchised and licensed units. System-wide revenues in the first six months of fiscal 2000 reached $37.5 million compared to $39.5 million in the year ago period. The Company's revenues are derived primarily from the operation of Company-owned stores, initial franchise fees and ongoing royalties paid to the Company by its franchisees. Additionally, the Company derives revenue from the sale of licensed products as a result of purchasing trademarks (My Favorite Muffin and Brewster's) and licensing contracts (licenses with Host Marriott), and by directly entering into licensing agreements (Mrs. Fields Cookies). The increase in overall revenues has reduced the dependence on the initial franchise fees as a source of income. During the fourth quarter of fiscal 1999, management identified thirteen under-performing stores which were operating at a loss and which, based on the estimated future cash flows, were considered to be impaired. In accordance with the Financial Accounting Standards Board Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the Emerging Issues Task Force Issue No. 94-3, "Liability Recognition of Costs to Exit an Activity," management recorded a provision for impairment of assets and store closures which totaled approximately $1,600,000. Approximately $1,236,000 represents a noncash write-down of property and equipment, $113,000 is related to the write down of intangible assets and the remainder represents a reserve for severance and other costs. One store was closed and one store was sold during fiscal 1999, while six stores were sold during the first six months of fiscal 2000.  The remaining five stores are expected to be sold during the latter half of   fiscal year 2000.  In addition the Company wrote down and reserved $1,044,000 of franchise-related receivables pertaining to closed stores. Despite the increase in both franchise and licensed operations and the acquisition of Jacobs Bros., the Company has controlled expenses in payroll, occupancy and overhead costs in the corporate offices. At May 28, 2000, the Company had 32 employees at the corporate level who oversee operations of the franchise, licensed and Company-owned store operations, down from 43 at May 31, 1999. Selling, general and administrative expenses, net of depreciation and amortization, are significantly below the first half of fiscal 1999 both as a percentage of revenue and also in absolute dollars. Efficiencies have resulted in selling, general and administrative expenses, net of depreciation and amortization, decreasing to 28.8% in 2000 compared to 31.1% in 1999.  On an absolute basis, selling, general and administrative expenses, net of depreciation and amortization, were $229,000 lower in 2000 than in 1999.  Management expects that these costs, as a percentage of revenue, will continue to decline as additional franchise and non-traditional sources of revenue are added. The Company believes it is in a position to continue to leverage selling, general and administrative expenses against increased revenues anticipated in the second half of fiscal 2000.

Results of Operations

Three Months Ended May 28, 2000 versus Three Months Ended May 31, 1999.

Total revenues decreased 12% to $3,401,000 in the second quarter 2000 from $3,866,000 in the prior year quarter. Net sales by Company stores totaled $2,323,000 during the second quarter of fiscal 2000 compared to $2,745,000 in the second quarter of fiscal 1999.  The change in company store sales relates to the number of stores in operation. The  number of Company stores in operation in the three months ended May 28, 2000 were 18 stores in operation for the full three months and 2 additional stores open for varying portions of the three month period. For the three months ended May 31, 1999 there were 26 stores owned and operated for 3 months. Royalties, licensing fees and other income in total remained at essentially the same level increasing by .4% versus  the year-ago period.  Finally, franchise and area development fee revenue decreased 60% to $31,000 from the year-ago period because of the timing of store openings and  international deals.  Costs associated with Company-owned store operations as a percentage of sales increased 2% in the first quarter 2000 versus 1999.   However, stores that have been identified as part of the restructuring program contributed a combined loss of $74,000 for the most recent quarter ended.   On an absolute basis, selling, general and administrative expenses net of depreciation and amortization  were $42,000 lower in 2000 than in 1999.  Loss  from operations was ($127,000) in the second quarter of fiscal 2000 versus a loss of ($139,000) generated in the prior year period. Interest expense decreased to $85,000 from $93,000 in the year ago period as the Company continues to reduce its borrowings under its line of credit.   Net loss was ($195,000) in the quarter ended May 28, 2000 versus a loss of ($165,000) in the year-ago quarter.  Dividends on the Preferred Stock of $31,000 were accumulated during the year ago period. Net loss per share for the quarter ended May 28, 2000 was ($0.09) versus a loss per share for the year-ago quarter of ($0.14) on both a basic and diluted basis. Average shares outstanding increased by 819,000 shares due to the conversion of 60,000 shares of Preferred Stock to 818,000 shares of Common Stock on October 21, 1999.

Six Months Ended May 28, 2000 versus Six Months Ended May 31, 1999

Total revenues decreased 3% to $6,903,000 in the first half of fiscal 2000 from $7,135,000 in the prior year period. Net sales by Company stores totaled $4,588,000 during the second quarter of fiscal 2000 compared to $4,831,000 in the second quarter of fiscal 1999.  The change in company store sales relates to the number of stores in operation. The number of Company stores in operation in the six months ended May 28, 2000 were 18 stores in operation for the full six months and 6 additional stores open for varying portions of the six month period. For the six months ended May 31, 1999 there were 18 stores owned and operated for six months and 8 additional stores open for four months of the six month period. Royalties are 4% lower in 2000 due primarily to the number of franchised stores in operation for the six months of 2000 versus fiscal 1999.  Licensing fees and other income in total increased $12,000 to $521,000 from the year-ago period as the Company continues to leverage its three strong brands.  Finally, franchise and area development fee revenue increased 29% to $271,000 from the year-ago period because of the timing of store openings and   international deals.  Costs associated with Company-owned store operations as a percentage of sales increased 4% in the first six months of fiscal 2000 versus 1999.    However, stores that have been identified as part of the restructuring program contributed a combined loss of $175,000 for the most recent six month period.  On an absolute basis, selling, general and administrative expenses net of depreciation and amortization were $229,000 lower in 2000 than in 1999.  While on a percentage basis, S,G&A expenses net of depreciation and amortization were at 28.8% in 2000 versus 31.1% in 1999.   Loss  from operations was ($40,000) in the six months of fiscal 2000 versus a loss of ($204,000) generated in the prior year period. Interest expense increased to $168,000 from $132,000 in the year ago period as the Company increased its long term debt to finance the purchase of the Jacobs Bros. assets in February 1999.  This is partially mitigated as the Company continues to reduce its borrowings under its line of credit.   Net loss was ($174,000) in the six months ended May 28, 2000 versus a loss of ($238,000) in the year-ago period.  Dividends on the Preferred Stock of $77,000 were accumulated during the year ago period. Net loss per share for the six months ended May 28, 2000 was ($0.08) versus a loss per share for the year-ago period of ($0.22) on both a basic and diluted basis. Average shares outstanding increased by 831,000 shares due to the conversion of 60,000 shares of Preferred Stock to 818,000 shares of Common Stock on October 21, 1999.

Liquidity and Capital Resources

The net cash provided by operating activities totaled $152,000 during the first six months of fiscal 2000. Cash provided represents the net loss, adjusted for depreciation and amortization of $489,000, and is offset principally by an increase in notes receivable of $155,000, a decrease in accounts payable of $195,000 and a decrease in deferred franchise fee revenue of $88,000. Accounts receivable and inventories were reduced by $163,000 and $75,000. The net cash provided  in operating activities in the year-ago quarter totaled $147,000. Investing activities provided $631,000 during the six months ended May 28, 2000, and consisted of sales of Company stores and collection of notes receivable.  In the year ago period, investing activities used $436,000 because of the Jacobs Bros. acquisition. Cash used in financing activities was $448,000 during the six months ended May 28, 2000 and relates to repayments under the Company's Line of Credit and other borrowings. During the period ended May 31, 1999, cash used by financing activities of $151,000 relates primarily to debt repayments offset by the borrowings received to finance the Jacobs Bros. acquisition.  The net increase in cash and equivalents was $335,000 in fiscal 2000 versus a decrease in cash and equivalents of $441,000 in the period ended May 31, 1999.

PART II

ITEM 1.	LEGAL PROCEEDINGS

A legal dispute exists between BAB Operations, Inc., a subsidiary of the Company, and the landlord of a Big Apple Bagels store in Cincinnati, Ohio.  The landlord claims that BAB Operations is in default under the lease.  BAB Operations denies the allegations and has countersued for reimbursement of capital improvements made by it which it claims were the landlord's responsibility.

ITEM 2.	CHANGES IN SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were voted upon at the registrant's annual meeting of shareholders held on May 11, 2000. Each of the proposals passed.

1. Election of directors (Management's nominees):

	For	Withheld	Broker non-vote
Michael W. Evans	1,961,963	31,638
Michael K. Murtaugh	1,962,363	31,238
David L. Epstein	1,962,596	31,005
Robert B. Nagel	1,962,480	31,121

2. Amendment of the 1995 Long-Term Incentive and Stock Option Plan to increase the number of shares authorized for issuance under the Incentive Plan from 165,833 to 275,000.

For	1,790,131
Against	128,937
Abstain	10,262
Non-Vote	0

3. Appointment of Blackman Kallick Bartlestein, LLP as independent auditors for the fiscal year ended November 26, 2000.

For	1,973,520
Against	15,051
Abstain	5,030
Non-Vote	0

ITEM 5.	OTHER INFORMATION

On May 4, 2000 the Company announced that it entered into a  merger agreement  with Planet Zanett Corporate Incubator. The merger agreement is omitted and will be supplied to the commission upon request.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

None.

EXHIBITS

The following exhibits are filed herewith.

Exhibit No.	Description of Exhibit
[i]	2.1	Asset Purchase Agreement dated February 2, 1996 between the Company, Brewster's Coffee Company, Inc. and Peter D. Grumhaus
[ii]	2.2a	Asset Purchase Agreement by and among BAB Systems, Inc., Bagels Unlimited, Inc.("BUI"), and Donald Nelson and Mary Ann Varichak dated May 1, 1996
[ii]	2.2b	Non-Competition Agreement by and among the Company and Donald Nelson and Mary Ann Varichak dated May 1, 1996
[ii]	2.2c	Stock Option Agreement between the Company and BUI dated May 1, 1996
[ii]	2.2d	Registration Rights Agreement between the Company and BUI dated May 1, 1996
[iii]	2.3a	Asset Purchase Agreement by and between the Company and Strathmore Bagels Franchise Corp. ("Strathmore") dated May 21, 1996
[iii]	2.3b	Stock Option Agreement dated May 21, 1996 between the Company and Strathmore
[iii]	2.3c	Registration Rights Agreement dated May 21, 1996 between the Company and Strathmore
[iii]	2.3d	Non-Competition Agreement dated May 21, 1996 among the Company, Strathmore, Jack Freedman and Glen Steuerman
[iii]	2.3e	Memorandum of Understanding Regarding Form of License Agreement effective November 30, 1995, between Strathmore and Host International, Inc
[iii]	2.3f	Consent to Assignment between Strathmore and Host International, Inc., dated March 13, 1996, as amended May 21, 1996
[iv]	2.4a	Acquisition Agreement dated May 1, 1997 by and among BAB Holdings, Inc., BAB Acquisition Corp., My Favorite Muffin Too, Inc., Muffin Holdings of Pennsylvania, a limited partnership, Ruth Stern, Owen Stern, and Ilona Stern
[iv]	2.4b	Registration Rights Agreement dated as of May 1, 1997 between BAB Holdings, Inc., and Owen Stern, Ruth Stern, Ilona Stern and Pierce W. Hance.
[viii]	2.5a	Letter of intent to merge with Planet Zanett Corporate Incubator
	2.5b	Merger agreement with Planet Zanett Corporate Incubator dated May 4, 2000
[v]	3.1a	Amended Articles of Incorporation of the Company
[vii]	3.1b	Amended and Restated Statement of Designation, Number, Voting Powers, Preferences and Rights of Series A Convertible Preferred Stock as filed with the Secretary of State of Illinois on March 26, 1997
[v]	3.2	Bylaws of the Company, as amended
[v]	4.1	Form of Stock Certificate evidencing Common Stock, no par value
[v]	4.2	Subscription Agreement with the Aladdin International, Inc. dated August 31, 1995
[v]	4.3	Amended Form of Warrant Issued to Aladdin International, Inc.
[v]	10.1	Form of Franchise Agreement
[v]	10.2	Form of Franchise Agreement-Satellite
[v]	10.3	Form of Franchise Agreement-Wholesale
[v]	10.4	Form of Area Development Agreement
[v]	10.5	Confidentiality and Non-Competition Agreement with Franchisees
[v]	10.6	Form of Confidentiality Agreement with Employees
[v]	10.7	Licensing Agreement dated November 20, 1992 between the Company and Big Apple Bagels, Inc.
[v]	10.8	Assignment of Royalty Mark & Trademark to the Company by Big Apple Bagels, Inc. dated November 20, 1992
[v]	10.9	Agreement dated September 14, 1995 among the Company, Big Apple Bagels, Inc. and Paul C. Stolzer
[i]	10.10	Consulting agreement dated February 16, 1996 between Paul C. Stolzer and BAB Holdings, Inc.
[v]	10.11	Leases dated November 2, 1994 and February 14, 1995 for principal executive office
[v]	10.12	1995 Long-Term Incentive and Stock Option Plan
[v]	10.13	1995 Outside Directors Stock Option Plan
[v]	10.14	Settlement Agreement with Timothy Williams d/b/a Big Apple Deli and Stipulated Dismissal with Prejudice
[i]	10.15	Program Agreement dated February 10, 1997 between BAB Systems, Inc. a wholly owned subsidiary of the Company, and Franchise Mortgage Acceptance Company LLC
[iv]	10.16	Employment agreement between the Company and Owen Stern dated May 8, 1997

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

[iv] Incorporated by reference to the Company's Report on Form 8-K dated May 13, 1997

[v] Incorporated by reference to the Company's Registration Statement on Form SB-2, effective November 27, 1995 (Commission File No. 33-98060C)

[vi] Incorporated by reference to the Company's Report on Form 10-KSB for the fiscal year ended November 30, 1996

[vii] Incorporated by reference to the Company's Report on Form 10-QSB for the quarter ended February 28, 1997

[viii] Incorporated by reference to the Company's Report on Form 10-QSB for the quarter ended February 27, 2000

INDEX TO EXHIBITS INDEX NUMBER DESCRIPTION

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAB HOLDINGS, INC.

Dated: July 7, 2000	/s/ MARK E. MAJEWSKI
Mark E. Majewski
Chief Financial Officer

EX-27.1

FINANCIAL DATA SCHEDULE 5  THIS FINANCIAL DATA SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS OF BAB HOLDINGS, INC. FOR THE SIX MONTH PERIOD ENDED MAY 28, 2000 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

<PERIOD-TYPE>	6-MOS
<FISCAL YEAR-END>	NOV-26-2000
<PERIOD-START>	NOV-29-1999
<PERIOD-END>	MAY-28-2000
<CASH>	365,924
<SECURITIES>
<RECEIVABLES>	1,841,343
<ALLOWANCES>	(898,339)
<INVENTORY>	218,429
<CURRENT ASSETS>	4,218,708
<PP&E>	3,425,014
<DEPRECIATION>	(1,753,939)
<TOTAL-ASSETS>	12,010,385
<CURRENT-LIABILITIES>	4,237,560
<BONDS>	2,625,980
<PREFERRED-MANDATORY>
<PREFERRED>
<COMMON>	13,507,669
<OTHER-SE>	(7,586,142)
<TOTAL-LIABILITY-AND-EQUITY>	12,010,385
<SALES>	4,588,480
<TOTAL-REVENUES>	6,903,181
<CGS>	1,378,472
<TOTAL-COSTS>	6,942,688
<OTHER-EXPENSES>
<LOSS-PROVISION>
<INTEREST-EXPENSE>	168,061
<INCOME-PRETAX>	(173,960)
<INCOME-TAX>
<INCOME-CONTINUING>	(173,960)
<DISCONTINUED>
<EXTRAORDINARY>
<CHANGES>
<NET-INCOME>	(173,960)
<EPS-BASIC>	(0.08)
<EPS-DILUTED>	(0.08)