Form 10QSB
period 2000-08-27
BAB HOLDINGS INC
filed 2000-10-10
CIK 946713

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: August 27, 2000
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-27068

BAB Holdings, Inc.

(Name of small business issuer in its charter)

Illinois	36-3857339
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As October 10, 2000, BAB Holdings, Inc. had : 2,237,557 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL INFORMATION

BAB Holdings, Inc. Condensed Consolidated Balance Sheet

August 27, 2000

(Unaudited)

ASSETS
Current assets
Cash and cash equivalents, including restricted cash of $ 216,775	$ 321,677
Receivables
Accounts receivable, net of allowance for doubtful accounts of $939,188	1,206,380
National Marketing Fund contributions receivable from franchisees and stores	351,938
Notes receivable, net of allowance for doubtful accounts of $47,551	288,483
Inventory	193,805
Assets held for sale	1,025,911
Prepaid and other current	233,951
Deferred income taxes	530,005
--------------
Total current assets	4,152,150
--------------
Property and equipment, net of accumulated depreciation of $1,851,990	1,387,918
Notes receivable	609,633
Patents, trademarks and copyrights, net of accumulated amortization of $214,219	925,922
Goodwill, net of accumulated amortization of $284,323	2,458,941
Franchise contract rights, net of accumulated amortization of $345,380	1,738,585
Other, net of accumulated amortization of $388,723	428,130
----------------
Total Assets	$11,701,279
=========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 609,443
Accrued liabilities	819,218
Liability for store conversions	93,270
Accrued professional and other services	206,655
Unexpended National Marketing Fund contributions	599,676
Current portion of long-term debt	1,460,021
Deferred franchise fee revenue	181,975
--------------
Total current liabilities	3,970,258
--------------
Noncurrent liabilities
Deferred revenue	301,881
Deferred income taxes	350,005
Long-term debt, net of portion included in current liabilities	1,134,712
--------------
Total noncurrent liabilities	1,786,598
--------------
Stockholders' Equity
Common stock	13,507,669
Additional paid-in capital	1,187,696
Treasury stock	(43,963)
Accumulated deficit	(8,706,979)
----------------
Total stockholders' equity	5,944,423
----------------
Total Liabilities and Stockholders' Equity	$ 11,701,279
=========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BAB Holdings, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	3 months ended		9 months ended
	August 27, 2000	August 31, 1999	August 27, 2000	August 31, 1999
REVENUES
Net sales by Company-owned stores	$ 2,076,452	$ 2,856,754	$ 6,664,932	$ 7,687,778
Royalty fees from franchised stores	763,529	743,319	2,285,968	2,328,698
Licensing fees and other income	479,887	324,667	1,001,281	833,941
Franchise and area development fees	42,110	202,500	312,978	412,000
	------------	------------	------------	------------
TOTAL REVENUES	3,361,978	4,127,240	10,265,159	11,262,417
	------------	------------	------------	------------
OPERATING COSTS AND EXPENSES
Food, beverage, and paper costs	653,310	847,185	2,031,782	2,352,740
Store payroll and other operating expenses	1,387,405	1,860,505	4,471,020	4,840,832
Selling, general, and administrative expenses
Payroll-related	479,145	685,090	1,503,388	1,896,574
Occupancy	71,653	104,567	278,599	267,009
Advertising and promotion	79,573	102,745	204,318	251,225
Professional service fees	96,412	76,342	260,918	243,724
Franchise-related expenses	16,865	36,803	46,260	130,859
Depreciation and amortization	229,151	322,151	718,188	952,697
Travel	35,708	46,743	103,303	154,612
Other	224,867	182,414	599,001	513,941
	------------	------------	------------	------------
Total Operating Costs and Expenses	3,274,089	4,264,545	10,216,777	11,604,213
	------------	------------	------------	------------
Income ( Loss) before interest	87,889	(137,305)	48,382	(341,796)
Interest expense	(82,182)	(78,622)	(250,243)	(210,154)
Interest income	17,189	37,174	50,797	134,941
	------------	------------	------------	------------
Net income (loss)	22,896	(178,753)	(151,064)	(417,009)

Preferred stock dividends accumulated	-	(29,918)	-	(107,014)
	------------	------------	------------	------------
Net income (loss) attributable to common shareholders	$22,896	$ (208,671)	$(151,064)	$ (524,023)
Basic and diluted net income (loss) per common share	$ 0.01	$ (0.15)	($ 0.07)	$ (0.37)
	------------	------------	------------	------------
Average number of shares outstanding- basic and diluted	2,237,557	1,419,051	2,237,557	1,410,896
	========	========	========	========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BAB Holdings, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

9 months ended
	August 27, 2000	August 31, 1999
Cash Flows from Operating Activities
Net loss	$ (151,064)	$ (417,009)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	718,188	952,697
(Increase) decrease in
Trade accounts receivable	(100,370)	(286,980)
National Marketing Fund contributions receivable	63,380	(143,359)
Inventories	100,033	(3,496)
Deferred franchise costs	-	6,640
Notes receivable	(315,135)	111,335
Prepaid expenses and other assets	42,766	(83,322)
Increase (decrease) in
Accounts payable	(330,344)	(314,413)
Accrued professional and other services	(22,498)	-
Reserve for closed store expenses	(75,450)	-
Accrued liabilities	(345)	-
Unexpended National Marketing Fund franchisee contributions	55,049	252,767
Jacobs Bros. non-compete agreement	(56,000)	(63,000)
Deferred franchise fee revenue	(85,525)	(35,500)
Other	(7,906)	(25,966)
	----------	----------
Total Adjustments	(14,157)	367,403
	----------	----------
Net Cash Used in Operating Activities	(165,221)	(49,606)

Cash Flows from Investing Activities
Purchases of property and equipment	(28,436)	(116,748)
Collection of notes receivable	304,063	-
Proceeds from sale of property and equipment	361,844	-
Proceeds from sale of assets held for sale	297,825	-
Other		(12,946)
	----------	----------
Net Cash Provided by (Used in) Investing Activities	935,296	(129,694)

Cash Flows from Financing Activities
Debt repayments	(471,985)	(378,736)
Borrowings	-	125,000
Other	(7,231)	(7,897)
	----------	----------
Net Cash Used in Financing Activities	(479,216)	(261,633)
	----------	----------
Net Increase (Decrease) in Cash and Cash Equivalents	290,859	(440,933)

Cash and Cash Equivalents, Beginning of Year	30,818	700,162
	------	-------
Cash and Cash Equivalents, End of Quarter	$ 321,677	$ 259,229
	======	======

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

2. Stores Open and Under Development

Stores which have been opened at August 27, 2000 are as follows:

Stores opened:
Company-owned	15
Franchisee-owned	171
Licensed	57
----
Total	243

3. Special Charge

During the fourth quarter of 1999, the Company made the decision to refranchise certain Company-owned stores, in order to concentrate on franchising and marketing and building equity in the branding of its trademarked names and products. The Company-owned stores, which were to be converted to franchised units were written down to fair value based upon actual selling prices or, if not sold prior to year-end, upon management's judgment based upon the previous sale of such assets. Management's judgment is inherent in the estimated fair value determinations and, accordingly, actual results could vary significantly from such estimates. The estimated fair value of the remaining assets to be sold totaled $1,025,911 and was recorded as a current asset as of August 27, 2000. The actual and planned conversions resulted in a pre-tax loss of $1,600,406 during the fourth quarter of 1999. As of August 27, 2000, $93,270 of the charge, primarily for severance and lease termination costs, remains as a liability for store conversions.

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

5. Line of Credit Agreement

The Company had a secured $1.75 million line-of-credit facility  with a bank which expired December 31, 1999. Maximum borrowing was limited to 75% of accounts receivable under 90 days and 40% of original cost of equipment, furniture and fixtures. Interest was payable monthly at prime plus 1% with principal due upon maturity on December 31, 1999. In December 1999, the Company entered into a new bank credit facility for $1.5 million. This new credit line is secured by substantially all of the assets of the Company excluding those acquired through the Jacobs Bros. acquisition. Maximum borrowing terms under the new credit line are identical to the previously expired agreement. The interest rate on this new line of credit is prime plus 4% (13.50% at August 27, 2000). As of August 27, 2000, the Company had borrowed $1,279,000 on the new credit line. The new credit line expires on November 1, 2000 , however, it is management's expectation that this agreement will be renewed by the bank or that a similar arrangement with another lender will be concluded.

6. Notes Payable

In June 1999, the Company obtained an amortizing loan in the amount of $170,000 from a finance company. Proceeds were used to purchase two stores from a franchisee in Wisconsin. In February 1999, the Company obtained a series of amortizing loans in the amount of $1,350,000 from a finance company. Loan proceeds were used to purchase certain assets of Jacobs Bros. Bagels, equipment and fund remodeling required on the units acquired in the purchase.  Both notes are for a term of seven years and bear interest at the rate of 11.3%.

7. Earnings (Loss) per Share

The following tables sets forth the computation of basic and diluted loss per share:

	3 months ended		9 months ended
	August 27, 2000	August 31, 1999	August 27, 2000	August 31, 1999

Numerator
Net income (loss)	$ 22,896	$ (178,753)	$ (151,064)	$ (417,009)
Preferred stock dividend accumulated		(29,918)		(107,014)
	-----------	--------------	-----------	--------------
Numerator for basic and diluted earnings ( loss) per share -earnings ( loss) attributable to common shareholders	$ 22,896	(208,671)	$ (151,064)	(524,023)

Denominator
Weighted average outstanding shares - Basic	2,237,557	1,419,051	2,237,557	1,410,896
Impact of potential common shares	21,458	-	-	-
	------------	---------	--------	--------
Weighted average outstanding shares - Diluted	2,259,015

Basic earnings (loss) per share	$ 0.01	$ (0.15)	$ (0.07)	$ (0.37)
Diluted earnings (loss) per share	$0.01	$ (0.15)	$ (0.07)	$ (0.37)

Options to purchase 77,648 shares of common stock at varying prices are outstanding at August 27, 2000 under the Company's 1995 Long-Term Incentive and Stock Option Plan (the Incentive Plan) and the 1995 Outside Directors Stock Option Plan (the Directors' Plan). Also outstanding during the period ended August 27, 2000 was a warrant sold in connection with the Company's initial public offering to the underwriter to purchase 42,498 shares of common stock at $19.20 per share. Additionally, in connection with various acquisitions, the Company issued options to purchase 83,333 shares of common stock issuable at varying exercise prices ranging from $7.50 per share to $9.00 per share. Further, a warrant issued to the placement agent of the Preferred Stock to purchase 2,219 shares of common stock at $19.74 per share was outstanding. The exercise of options and warrants outstanding during the quarter and nine months ended  August 31, 1999 and the nine months ended August 27, 2000 and the conversion of convertible securities outstanding during the quarter ended August 31, 1999 is not assumed as the result is antidilutive to the reported loss per share.

8. Acquisitions and Dispositions

During the first nine months of fiscal 2000, the Company sold seven stores identified as part of the restructuring described in Note 3 above. The stores were sold at or near their estimated fair market value as determined in the fourth quarter of 1999. Consequently, the sale of the stores had no material impact on earnings. The Company-owned stores were converted to franchised units. During the fourth quarter of 1999, the Company acquired a store from a franchisee as consideration for forgiveness of a note receivable. The Company operated the store until it was sold during the first quarter of fiscal 2000. In addition, the Company accepted a prepayment at a discount on a note receivable during the first quarter and third quarter of 2000. The notes receivable were adequately reserved for and, consequently, the transactions had no impact on earnings. On February 1, 1999, the Company purchased certain assets of a related group of entities doing business as Jacobs Bros. Bagels (Jacobs Bros.), a chain operating retail bagel stores in the Chicago, Illinois area. The assets acquired included eight retail locations and a central commissary facility in exchange for $950,000 in cash and warrants to acquire 83,333 shares of the Company's common stock. The warrants provide for the purchase of 45,833 shares and 37,500 shares of common stock at an exercise price of $7.50 and $9.00 per share, respectively. The warrants are first exercisable on February 1, 2000 and expire on January 31, 2006. None of the warrants were exercised as of August 27, 2000. Further, the Company entered into noncompetition agreements with two principals of Jacobs Bros. totaling $210,000 to be paid over varying periods. Finally, the Company issued 26,666 shares of the Company's common stock to the investment banker for services in connection with the acquisition, valued at $140,000.

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

General

The Company was started in  November 1992, and now includes 15 Company-owned stores and 228 franchised and licensed units at August 27, 2000. Units in operation at August 31, 1999 included 25 Company owned stores and 249 franchised and licensed units. System-wide revenues in the first nine months of fiscal 2000 reached $56.2 million compared to $59.1 million in the year ago period.

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

During the fourth quarter of fiscal 1999, management identified thirteen under-performing stores which were operating at a loss and which, based on the estimated future cash flows, were considered to be impaired. In accordance with the Financial Accounting Standards Board Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the Emerging Issues Task Force Issue No. 94-3, "Liability Recognition of Costs to Exit an Activity," management recorded a provision for impairment of assets and store closures which totaled approximately $1,600,000. Approximately $1,236,000 represents a noncash write-down of property and equipment, $113,000 is related to the write down of intangible assets and the remainder represents a reserve for severance and other costs. One store was closed and one store was sold during fiscal 1999, while seven stores were sold during the first nine months of fiscal 2000.  The Company continues to actively market the remaining six stores.  In addition the Company wrote down and reserved $1,044,000 of franchise-related receivables pertaining to closed stores.

Despite the increase in both franchise and licensed operations and the acquisition of Jacobs Bros., the Company has controlled expenses in payroll, occupancy and overhead costs in the corporate offices. At August 27, 2000, the Company had 29 employees at the corporate level who oversee operations of the franchise, licensed and Company-owned store operations, down from 41 at August 31, 1999. Selling, general and administrative expenses, net of depreciation and amortization, are significantly below the comparable period of fiscal 1999 both as a percentage of revenue and also in absolute dollars. Efficiencies have resulted in selling, general and administrative expenses, net of depreciation and amortization, decreasing to 29.2% in 2000 compared to 30.7% in 1999.  On an absolute basis, selling, general and administrative expenses, net of depreciation and amortization, were $462,000 lower in 2000 than in 1999.  Management expects that these costs, as a percentage of revenue, will continue to decline as additional franchise and non-traditional sources of revenue are added. The Company believes it is in a position to continue to leverage selling, general and administrative expenses against increased revenues anticipated in the future.

Results of Operations

Three Months Ended August 27, 2000 versus Three Months Ended August 31, 1999.

Total revenues decreased 18.5% to $3,362,000 in the third quarter 2000 from $4,127,000 in the prior year quarter. Net sales by Company stores totaled $2,076,000 during the third quarter of fiscal 2000 compared to $2,857,000 in the third quarter of fiscal 1999.

The change in company store sales relates to the number of stores in operation. The  number of Company stores in operation in the three months ended August 27, 2000 were 15 stores in operation for the full three months and 3 additional stores open for varying portions of the three month period. For the three months ended August 31, 1999 there were 25 stores owned and operated for 3 months.

Royalties increased by 2.7% to $764,000 and licensing fees and other income increased by 47.8% to $480,000 versus  the year-ago period, because of the additional licensing opportunities created by the Big Apple Bagel branded cream cheese as well as the sale of some Company stores.  Finally, franchise and area development fee revenue decreased 79.2% to $42,000 from the year-ago period because of the timing of store openings and  international deals.  Costs associated with Company-owned store operations as a percentage of sales increased 3.5% in the third quarter 2000 versus 1999.   However, stores that have been identified as part of the restructuring program contributed a combined loss of $64,000 for the most recent quarter ended.

On an absolute basis, selling, general and administrative expenses net of depreciation and amortization  were $230,000 lower in 2000 than in 1999.  Income  from operations was $88,000 in the third quarter of fiscal 2000 versus a loss of ($137,000) generated in the prior year period. Interest expense increased to $82,000 from $79,000 in the year ago period, but as the Company continues to reduce its borrowings under its line of credit, the interest expense should be reduced.   Net income was $23,000 in the quarter ended August 27, 2000 versus a loss of ($179,000) in the year-ago quarter.  Dividends on the Preferred Stock of $30,000 were accumulated during the year ago period. Net income per share for the quarter ended August 27, 2000 was $0.01 versus a loss per share for the year-ago quarter of ($0.15) on both a basic and diluted basis. Average shares outstanding increased by 819,000 shares due to the conversion of 60,000 shares of Preferred Stock to 818,000 shares of Common Stock on October 21, 1999.

Nine Months Ended August 27, 2000 versus Nine Months Ended August 31, 1999

Total revenues decreased 9.7% to $10,265,000 in the first nine months of fiscal 2000 from $11,262,000 in the prior year period. Net sales by Company stores totaled $6,665,000 during the third quarter of fiscal 2000 compared to $7,688,000 in the third quarter of fiscal 1999.

The change in company store sales relates to the number of stores in operation. The number of Company stores in operation in the nine months ended August 27, 2000 were 15 stores in operation for the full nine months and 9 additional stores open for varying portions of the nine month period. For the nine months ended August 31, 1999 there were 18 stores owned and operated for nine months and 7 additional stores open for seven months of the nine month period.

Royalties are 1.9% lower in 2000 due primarily to the number of franchised stores in operation for the nine months of 2000 versus fiscal 1999.  Licensing fees and other income in total increased $167,000 to $1,001,000 from the year-ago period as the Company continues to leverage its three strong brands.  Finally, franchise and area development fee revenue decreased 24% to $313,000 from the year-ago period because of the timing of store openings and   international deals.  Costs associated with Company-owned store operations as a percentage of sales increased 4% in the first nine months of fiscal 2000 versus 1999.    However, stores that have been identified as part of the restructuring program contributed a combined loss of $239,000 for the most recent nine month period.

On an absolute basis, selling, general and administrative expenses net of depreciation and amortization were $462,000 lower in 2000 than in 1999.  While on a percentage basis, S,G&A expenses net of depreciation and amortization were at 29.2% in 2000 versus 30.7% in 1999.   Income  from operations was $48,000 in the nine months of fiscal 2000 versus a loss of ($342,000) generated in the prior year period. Interest expense increased to $250,000 from $210,000 in the year ago period as the Company increased its long term debt to finance the purchase of the Jacobs Bros. assets in February 1999.  This is partially mitigated as the Company continues to reduce its borrowings under its line of credit.   Net loss was ($151,000) in the nine months ended August 27, 2000 versus a loss of ($417,000) in the year-ago period.  Dividends on the Preferred Stock of $107,000 were accumulated during the year ago period. Net loss per share for the nine months ended August 27, 2000 was ($0.07) versus a loss per share for the year-ago period of ($0.37) on both a basic and diluted basis. Average shares outstanding increased by 831,000 shares due to the conversion of 60,000 shares of Preferred Stock to 818,000 shares of Common Stock on October 21, 1999.

Liquidity and Capital Resources

The net cash used in operating activities totaled $165,000 during the first nine months of fiscal 2000. Cash used represents the net  (loss), adjusted for depreciation and amortization of $718,000, and is offset principally by an increase in notes and accounts receivable of $315,000 and $100,000, respectively, a decrease in accounts payable of $330,000 and a decrease in deferred franchise fee revenue of $86,000. Inventories were reduced by $100,000. The net cash used  in operating activities in the year-ago period totaled $50,000. Investing activities provided $935,000 during the nine months ended August 27, 2000, and consisted of sales of Company stores and collection of notes receivable.  In the year ago period, investing activities used $130,000 because of the Jacobs Bros. acquisition. Cash used in financing activities was $479,000 during the nine months ended August 27, 2000 and relates to repayments under the Company's Line of Credit and other borrowings. During the period ended August 31, 1999, cash used by financing activities of $262,000 relates primarily to debt repayments offset by the borrowings received to finance the Jacobs Bros. acquisition.  The net increase in cash and equivalents was $291,000 in fiscal 2000 versus a decrease in cash and equivalents of $441,000 in the period ended August 31, 1999.

The Company had a secured $1.75 million line-of-credit facility  with a bank which expired December 31, 1999. Maximum borrowing was limited to 75% of accounts receivable under 90 days and 40% of original cost of equipment, furniture and fixtures. Interest was payable monthly at prime plus 1% with principal due upon maturity on December 31, 1999. In December 1999, the Company entered into a new bank credit facility for $1.5 million. This new credit line is secured by substantially all of the assets of the Company excluding those acquired through the Jacobs Bros. acquisition. Maximum borrowing terms under the new credit line are identical to the previously expired agreement. The interest rate on this new line of credit is prime plus 4% (13.50% at August 27, 2000). As of August 27, 2000, the Company had borrowed $1,279,000 on the new credit line. The new credit line expires on November 1, 2000 , however, it is management's expectation that this agreement will be renewed by the bank or that a similar arrangement with another lender will be concluded.

Proposed Restructuring

The Company intends to restructure subject to stockholder approval at a special meeting of shareholders on October 18, 2000.  The restructuring, if approved, will result in the reincorporating of the Company in Delaware, the acquisition of an internet incubator business by the Company and the spin-off of the Company's  restaurant and franchise operations to the stockholders in the form of a new company.

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

The Company has scheduled a special meeting of shareholders on October 18, 2000 to approve the proposal to merge with Planet Zanett Corporate Incubator.

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

BAB HOLDINGS, INC.

Dated: October 9, 2000	/s/ MARK E. MAJEWSKI
Mark E. Majewski
Chief Financial Officer

EX-27.1

FINANCIAL DATA SCHEDULE 5  THIS FINANCIAL DATA SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS OF BAB HOLDINGS, INC. FOR THE NINE MONTH PERIOD ENDED AUGUST 27, 2000 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

<PERIOD-TYPE>	9-MOS
<FISCAL YEAR-END>	NOV-26-2000
<PERIOD-START>	NOV-29-1999
<PERIOD-END>	AUG-27-2000
<CASH>	321,677
<SECURITIES>
<RECEIVABLES>	2,145,568
<ALLOWANCES>	(939,188)
<INVENTORY>	193,805
<CURRENT ASSETS>	4,152,150
<PP&E>	3,239,908
<DEPRECIATION>	(1,851,990)
<TOTAL-ASSETS>	11,701,279
<CURRENT-LIABILITIES>	3,970,258
<BONDS>	2,594,733
<PREFERRED-MANDATORY>
<PREFERRED>
<COMMON>	13,507,669
<OTHER-SE>	(7,563,246)
<TOTAL-LIABILITY-AND-EQUITY>	11,701,279
<SALES>	6,664,932
<TOTAL-REVENUES>	10,265,159
<CGS>	2,031,782
<TOTAL-COSTS>	10,216,777
<OTHER-EXPENSES>
<LOSS-PROVISION>
<INTEREST-EXPENSE>	250,243
<INCOME-PRETAX>	(151,064)
<INCOME-TAX>
<INCOME-CONTINUING>	(151,064)
<DISCONTINUED>
<EXTRAORDINARY>
<CHANGES>
<NET-INCOME>	(151,064)
<EPS-BASIC>	(0.07)
<EPS-DILUTED>	(0.07)